Form 10-Q
period 1998-06-30
PSB BANCORP INC
filed 1998-08-13
CIK 1047537

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

( )  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from                            .

                          No. 000-24601
                    (Commission File Number)

                        PSB BANCORP, INC.
     (Exact Name of Registrant as Specified in its Charter)

Pennsylvania                                 23-2930740
(State of Incorporation)                (IRS Employer ID Number)

11 Penn Center Suite 2601
1835 Market  Street, Philadelphia, PA               19103
(Address of Principal Executive Offices)          (Zip Code)

                         (215) 979-7900
                 (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X        No   ____

Number of shares outstanding as of June 30, 1998

COMMON STOCK ($1.00 Par Value)                    1,194,640
(Title of Class)                             (Outstanding Shares)

                   PENNSYLVANIA SAVINGS BANK*
                            FORM 10-Q

               For the Quarter Ended June 30, 1998

                            Contents

                                                       Page No.

PART I.        FINANCIAL INFORMATION.

Item 1.        Financial Statements

               Consolidated Statement of Financial         3
               Condition as of June 30, 1998
               (Unaudited) and December 31, 1997

               Consolidated Statement of Income            5
               (Unaudited) for the Six and Three
               Month Periods Ended June 30, 1998
               and 1997.

               Consolidated Statement of Comprehensive     7
               Income (Unaudited) for the Six and
               Three Month Periods Ended June 30,
               1998 and 1997.

               Consolidated Statement of Shareholders'     8
               Equity (Unaudited) for the Six Month
               Periods Ended June 30, 1998 and 1997.

               Consolidated Statement of Cash Flows        9
               (Unaudited) for the Six Month Periods
               Ended June 30, 1998 and 1997.

Item 2.        Note to Consolidated Financial Statements

PART II.       Management's Discussion and Analysis of    12
               Financial Condition and Results of
               Operations

Item 6.        OTHER INFORMATION

               Exhibits and Reports on Form 8-K

* The registrant is the newly formed holding company for Pennsylvania Savings Bank and became subject to the reporting requirements of the Securities Exchange Act of 1934 on July 17, 1998. Prior to such date the registrant had no operations and therefore the information contained herein is information with respect to the Bank.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

           PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
                                 ------------------------------------------
          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                ---------------------------------------------

                                                                   At June 30,    At December 31,
                                                                   -----------    ---------------
                                                                       1998             1997
                                                                   -----------    ---------------
                                                                   (unaudited)
ASSETS:
Cash and Cash Equivalents:
   Cash and due from banks                                         $  1,239,425     $  1,193,195
   Interest bearing deposits in other financial
      institutions                                                   44,023,034       26,695,455
Investments:
   Investment securities available-for-sale, at fair value           10,396,600       14,401,388
   Mortgage-backed securities available-for-sale, at fair value       2,823,218        2,933,804
   Mortgage-backed securities held-to-maturity (fair
      value of  $1,703,569 and $2,851,532)                            1,612,445        2,068,059
   Investment securities held-to-maturity (fair value
      of $7,987,922 and $12,628,003)                                  7,997,993        8,219,223
Loans receivable, net                                                67,690,582       61,915,068
Loans Held for Sale                                                   7,460,583        6,574,585
Real Estate:
   Acquired in settlement of loans                                      762,287          456,528
Office properties and equipment, net of accumulated
   depreciation                                                       1,286,451        1,329,145
Federal Home Loan Bank stock, at cost                                   572,200          559,900
   (Restricted investment required by law)
Accrued interest receivable                                           1,267,072        1,285,102
Investment in data center, common stock, at cost                         15,000           15,000
Prepaid corporate taxes                                                 148,317          445,092
Excess of acquisition cost over fair value of assets
   acquired, net of accumulated amortization                              6,750            7,250
Conversion Costs                                                        204,834          155,292
Prepaid expenses and other assets                                     1,333,812        1,083,865
                                                                   ------------     ------------
      Total Assets                                                 $148,840,603     $129,337,951
                                                                   ============     ============

LIABILITIES:
   Deposits                                                         128,242,681      108,734,107
   Securities purchased under agreements to resell                    2,465,761        2,841,733
   Advances from borrowers for taxes                                    769,562          999,611
   Income taxes payable                                                 165,000          308,000
   Net Deferred Taxes                                                    56,811           51,158
   Accrued pension cost                                                 145,843          145,843
   Accrued interest payable on savings accounts                         255,881          260,363
   Accrued expenses and other liabilities                             1,060,082          703,957
   Employee Stock Ownership Debt                                        264,790          295,355
                                                                   ------------     ------------
      Total Liabilities                                            $133,426,411     $114,340,127
                                                                   ============     ============
  <PAGE 3>
SHAREHOLDERS' EQUITY:
   Common stock, $1 par value, 1,194,640 shares
      issued and outstanding                                          1,194,640        1,194,640
   Additional paid-in capital                                        13,563,087       13,563,087
   Employee Stock Ownership Plan                                       (264,790)        (295,355)
   Retained earnings                                                    923,065          545,743
   Unrealized loss, investments available for sale                       (1,810)         (10,291)
      Total Shareholders' Equity                                     15,414,192       14,997,824
                                                                   ------------     ------------
      Total Liabilities and Shareholders' equity                   $148,840,603     $129,337,951
                                                                   ============     ============

           PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
           ------------------------------------------
                CONSOLIDATED STATEMENT OF INCOME
                --------------------------------


                                                    Six Months Ended             Three Months Ended
                                                        June 30,                     June 30,
                                                ----------------------       -----------------------
                                                  1998          1997           1998           1997
                                                ---------    ---------       ----------    ---------
                                                       (unaudited)                  (unaudited)
Interest Income:
  Interest on loans                             $3,254,136    $2,721,748 *   $1,635,311   $1,427,504 *
  Mortgage-backed securities                       154,176       196,738         73,884       97,502
  Investment securities                            643,729       742,693        307,145      360,579
  Interest-earning deposits                        743,538       654,973        393,594      328,288
                                                ----------    ------------   ----------   ----------

    Total interest income                        4,795,579     4,316,152      2,409,934    2,213,873
                                                ----------    ------------   ----------   ----------

Interest expense:
  Interest on deposits                           2,461,527     2,183,607      1,254,164    1,126,265
  Interest - other                                  13,299        15,823          6,542        7,927
                                                ----------    ----------     ----------   ----------
    Total interest expense                       2,474,826     2,199,430      1,260,706    1,134,192
                                                ----------    ----------     ----------   ----------

    Net interest income                          2,320,753     2,116,722      1,149,228    1,079,681

Provision for loan losses                          183,066            -         133,066           -
                                                ----------    ----------     ----------    ---------

    Net interest income after provision
      for loan losses                            2,137,687     2,116,722      1,016,162    1,079,681

Noninterest income:
  Gain on sale of loans                            382,591       241,216 *      241,671      184,822 *
  Loan fees                                         23,048        16,786 *       28,096        8,184 *
  Service charges                                  181,403       174,199         90,033       87,132
  Rental income                                     16,373        20,802          7,136        8,675
  Other income                                      14,218        22,917          4,856       12,983
                                                ----------    ----------     ----------   ----------

    Total  noninterest income                      617,633       475,920        371,792      301,796
                                                ----------    ----------     ----------   ----------

Noninterest Expenses:
  Compensation and employee benefits             1,199,165     1,087,141        604,128      561,435
  Premises and occupancy costs                     331,899       352,139        165,584      172,733
  Federal Insurance premiums                        33,400        31,773         16,828       16,232
  Data processing                                   73,975        62,165         37,195       30,882
  Advertising                                       63,772        33,963         48,901       10,553
  Directors' Fees                                  113,350       116,450         58,450       60,500
  Stationery, printing and postage                  56,090        52,103         29,119       24,099
  Expenses of real estate owned                     (1,936)        3,038         (6,717)       2,455
  Other                                            343,283       326,231        174,950      191,940
                                                ----------    ----------     ----------   ----------
    Total noninterest expenses                   2,212,998     2,065,003      1,128,438    1,070,829
  <PAGE 5>
Income before provision for income taxes           542,322       527,639        259,516      310,648

  Provision for federal and state income taxes:
    Current                                        165,000       166,000         90,000      106,000
    Deferred tax (benefit)                      ----------    ----------     ----------   ----------
      Total income tax provision                   165,000       166,000         90,000      106,000
                                                ----------    ----------     ----------   ----------
Net Income                                      $  377,322    $  361,639     $  169,516   $  204,648
                                                ==========    ==========     ==========   ==========
Earnings per share - basic                      $     0.32    $     0.31     $     0.15   $     0.18
                                                ==========    ==========     ==========   ==========
Earnings per share - diluted                    $     0.32    $     0.31     $     0.14   $     0.18
                                                ==========    ==========     ==========   ==========

*    Certain "loan fees" items for the six and three months ended
     June 30, 1997 were reclassified as either "gain on sale of loans" or "Interest on loans".

           PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
           ------------------------------------------
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         ----------------------------------------------

                                                            Six Months Ended          Three Months Ended
                                                                 June 30,                  June 30,
                                                          ----------------------     -----------------------
                                                             1998       1997           1998       1997
                                                          ----------  ----------     ----------  -----------
                                                               (unaudited)             (unaudited)
Net Income                                                 $377,322   $361,639       $169,516    $204,648

Other comprehensive income, net of tax:

  Unrealized gain (loss), investments available for sale     (1,810)   (10,291)         2,100     129,016
                                                            --------   --------       -------    --------

Other comprehensive income                                   (1,810)   (10,291)         2,100     129,016
                                                            --------   --------       -------    --------

Comprehensive Income                                        $375,512   $351,348       $171,616   $333,664
                                                            ========   ========       ========   ========

           PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
           ------------------------------------------
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         ----------------------------------------------
   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
   -----------------------------------------------------------



                                                                                                        Unrealized Loss
                                                                                              on Investment and
                                                                       Employee                Mortgage-backed
                                                         Additional     Stock      Retained       Securities
                                              Common       Paid-in     Ownership   Earnings   Available-for-sale
                                              Stock        Capital       Plan      (Deficit)     Net of Taxes        Total
                                          -------------  -----------  ----------   ---------- -------------------  ----------
BALANCE, DECEMBER 31, 1996                  $1,194,640   $13,563,087  $ (356,483)  $(162,734)    $     (69,968)    $14,168,542

  Net Income for the six months ended
    June 30, 1997                                                                    361,639                           361,639

  Principal payments made by Employee
    Stock Ownership Plan                                                  30,564                                        30,564

  Change in unrealized loss on investment
    and mortgage-backed securities
    available-for-sale, net of taxes                                                                   ($29,489)      ($29,489)
                                            ----------   -----------   ---------    --------      --------------    -----------
BALANCE, JUNE 30, 1997 (UNAUDITED)          $1,194,640   $13,563,087   $(325,919)   $198,905      $      (99,457)   $14,531,256
                                            ==========   ===========   =========    ========      ==============    ===========

BALANCE, DECEMBER 31, 1997                  $1,194,640   $13,563,087   ($295,355)   $545,743           ($10,291)    $14,997,824

  Net Income for the six months ended
    June 30, 1998                                                                    377,322                            377,322

  Principal payments made by Employee
    Stock Ownership Plan                                                  30,565                                         30,565

  Change in unrealized loss on investment
    and mortgage-backed securities
    available-for-sale, net of taxes                                                                      8,481           8,481

                                            ----------   -----------   ---------    --------     --------------     -----------
BALANCE, JUNE 30, 1998 (UNAUDITED)          $1,194,640   $13,563,087   ($264,790)   $923,065      $      (1,810)    $15,414,192
                                            ==========   ===========   =========    ========     ==============     ===========

           PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
           ------------------------------------------
              CONSOLIDATED STATEMENT OF CASH FLOWS
              ------------------------------------


        Increase (Decrease) in Cash and Cash Equivalents


                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    1998           1997
                                                                --------------------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $377,322       $361,639
                                                                -----------     ----------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on
        mortgage-backed securities                                   (6,828)        (1,498)
      Depreciation and amortization                                  72,772         62,081
      Write-down and expenses of real estate owned                   (1,870)        (2,345)
      Gain on sale of real estate owned                             (18,281)
      Gain on sale of loans                                        (382,591)      (241,216)
      Change in assets and liabilities:
        Increase (decrease) in loans held for sale                 (503,407)     1,022,030
        (Increase) decrease in accrued interest receivable           18,030       (109,617)
        Increase in prepaid expenses                               (249,947)      (185,550)
        Decrease in prepaid corporate taxes                         296,775        174,628
        Increase(decrease) in corporate taxes payable              (143,000)        24,000
        Increase (decrease) in accrued interest payable              (4,482)        18,797
        Increase in accrued expenses                                356,125        451,543
                                                                -----------     ----------

      Total Adjustments                                            (566,704)     1,212,853
                                                                -----------     ----------

      Net cash provided by (used in) operating activities          (189,382)     1,574,492
                                                                -----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities, available for sale                   0        (49,333)
  Purchase of investment securities, held-to-maturity            (7,000,000)    (8,715,000)
  Maturities of investment securities, available-for-sale         7,220,000      1,000,000
  Maturities of investment securities, held-to-maturity           4,000,000      4,155,737
  Mortgage-backed security maturities and
    principal repayments                                            593,180        215,304
  Acquisition costs of and proceeds from the sale of
    Federal Home Loan Bank stock                                    (12,300)       (26,300)
  Proceeds from sale of real estate owned, net of investments        95,185
  Increased in capitalized conversion costs                         (49,542)             0
  Capital expenditures                                              (29,575)       (51,545)
  Increase in total loans receivable, net                        (6,156,310)    (5,738,097)
                                                                -----------     ----------

    Net cash used in investing activities                        (1,339,362)    (9,209,234)
                                                                -----------     ----------

           PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
           ------------------------------------------
              CONSOLIDATED STATEMENT OF CASH FLOWS
              ------------------------------------


        Increase (Decrease) in Cash and Cash Equivalents

                                                                      Six Months Ended
                                                                         June 30,
                                                                 ---------------------------
                                                                      1998           1997
                                                                 ---------------------------
                                                                          (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                                     $19,508,574     $3,862,236
  Change in advances for borrowers' taxes and
    insurance                                                      (230,049)      (242,251)
  Change in securities purchased under agreements to resell        (375,972)     1,416,846
                                                                -----------    -----------

      Net cash provided by financing activities                  18,902,553      5,036,831
                                                                -----------    -----------



NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             17,373,809     (2,597,911)

  Cash and Cash equivalents, beginning of period                 27,888,650     31,622,465
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $45,262,459    $29,024,554
                                                                ===========    ===========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and borrowings                         $ 2,466,009     $2,164,810
                                                                ===========     ==========

    Income taxes                                                $   100,000     $   80,000
                                                                ===========     ==========

  Noncash activities

    Loans transferred to real estate owned                      $   380,793     $        -
                                                                ===========      =========

           PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998
                           (UNAUDITED)


BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries, PSA Service Corporation, Transnational Mortgage Corp. and PSA Financial Corporation. Significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended
June 30, 1998 are not necessarily indicative of the results that may be expected for any fiscal year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of  Operations

Background

     Pennsylvania Savings Bank (the "Savings Bank") is a Pennsylvania stock savings bank currently headquartered at 11 Penn Center, Suite 2601, 1835 Market Street, Philadelphia, Pennsylvania 19103. The Savings Bank's predecessor, Pennsylvania Savings Association, converted from a state-charted mutual savings association to a state-charted mutual savings bank in 1990. Effective October 20, 1995, this state-charted mutual savings bank reorganized into a mutual savings bank holding company and transferred substantially all of its assets and liabilities to the Savings Bank, a newly formed stock savings bank. The Savings Bank is now majority owned by PSB Mutual Holding Company (the "MHC").

     On July 17, 1997, Pennsylvania Savings Bank and PSB Mutual Holding Company announced that their Board of Directors each adopted a Plan of Conversion from Mutual Holding Company to Stock Holding Company and Agreement and Plan of Reorganization (the "Plan"). Over 50% of the stock of Pennsylvania Savings Bank is currently owned by PSB Mutual Holding Company. Approximately 46% of the stock was sold to depositors of the Savings Bank in a partial mutual to stock conversion. Effective July 17, 1998, Pennsylvania Savings Bank and PSB Mutual Holding Company completed the Plan of Conversion from Mutual Holding Company to Stock Holding Company. Under the Plan of Conversion, the newly formed holding company, PSB Bancorp. Inc. issued 1,610,732 shares of common stock, no par value, at a price of $10.00 per share. Existing shareholders of Pennsylvania Savings Bank exchanged their shares for 2.572374 shares of PSB Bancorp Inc. shares.

     The Savings Bank is a community-oriented institution offering traditional deposit and loan products. The Savings Bank conducts business through an executive/administrative office, (6) full-service offices and a branch administrative office. The executive/administrative office, the branch administrative office and five of the full-service offices are located in Philadelphia, Pennsylvania and one full-service office is located in Glenside, Montgomery County, Pennsylvania.

     The Savings Bank is primarily engaged in the business of attracting deposits from the general public in the Savings Bank's market area and investing such deposits in loans secured by one-to-four family residential real estate, commercial real estate loans, commercial business loans, construction loans and investment and mortgage-backed securities. The Savings Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the MHC Reorganization. Deposits accepted by the Savings Bank after the MHC <PAGE 12> Reorganization are insured by the FDIC's Bank Insurance Fund (the "BIF"), up to applicable limits.

Business Strategy

     The Savings Bank's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent savings bank. Generally, the Savings Bank seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans and consumer loans, mortgage-backed securities and other liquid investment securities. The Savings Bank started an expansion of its branch network by opening a branch in Center City Philadelphia on June 14, 1996. The Savings Bank plans further expansion of its branch network in areas contiguous to its current market and then into the suburbs of Philadelphia by opening branch offices or acquiring the branches of other institutions. The Savings Bank is also expanding the operations of Transnational Mortgage Corp., its mortgage banking subsidiary, in an effort to increase fee income. Retail mortgage origination is being expanded by maintaining a staff of six commissioned sales people to solicit mortgage loans throughout the Philadelphia metropolitan area and surrounding counties in Pennsylvania, New Jersey and Delaware; wholesale mortgage origination is being expanded by originating, processing and servicing loans for other mortgage companies; alternative mortgage lending is being expanded through telemarketing origination programs for B through D quality paper and FHA streamline programs. The Bank is increasing loan origination through its existing office network and is increasing origination of other loan products separate from Transnational Mortgage Corp. such as commercial real estate, commercial business loans, construction loans and consumer loans.

     The Savings Bank's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its mortgage banking operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing the origination for portfolio of commercial real estate, construction, commercial business and consumer loans which generally bear higher interest rates and have shorter terms than residential mortgage loans. The Savings Bank's expansion strategy has resulted in materially increased operating expenses associated with the lease of the Center City Philadelphia office space, related equipment expense and salary and benefit expenses for personnel expansion. Also as expected, the generation of increased revenues from the new branch and the mortgage banking operation has lagged recognition of these
additional expenses.    <PAGE 13>

Financial Condition

     The Bank's total assets increased $19.50 million or 15.08% from $129.34 million at December 31, 1997 to $148.84 million at June 30, 1998. The increase in assets was primarily the result of higher levels of cash and cash equivalents and net loans that were partially offset by a decrease in investment securities.

      Net loans increased to $67.69 million at June 30, 1998 from $61.92 million at December 31, 1997. The increase of $5.77 million, or 9.32%, was the result of modest loan demand for new mortgage loan originations in the Bank's market area during the six month period ended June 30, 1998. Net loans also increased due to the Bank increasing loan origination of other loan products such as commercial real estate, commercial business loans, construction loans and consumer loans.

     Total investment securities(including mortgage-backed securities) decreased $4.79 million, or 17.34%, to $22.83 million at June 30, 1998, from $27.62 million at December 31, 1997. The decrease was due to maturity of investment securities during the six month period ended June 30, 1998. The Bank transferred these funds into cash and cash equivalents.

      Cash and cash equivalents, including interest-bearing deposits with banks, increased $17.37 million to $45.26 million at June 30, 1998, from $27.89 million at December 31, 1997. This increase was the result of cash provided from proceeds from stock conversion, new deposits, maturities of investments and loan payments net of cash used for the purchase of investments, capital expenditures and disbursements of loan proceeds

     Total liabilities increased from $114.34 million at December 31, 1997 to $133.43 million at June 30, 1998. This $19.09 million, or 16.70% increase, reflected an increase in the Bank's primary source of funds, saving deposits, which aggregate $128.24 million at June 30, 1998, an increase of $19.51 million, or 17.94% from $108.73 million at December 31, 1997. The increase in deposits for the six months ended June 30, 1885 is due to funds escrowed for the stock conversion.

     Shareholders' equity increased by $410,000, or 2.73%, from $15 million at December 31, 1997 to $15.41 million at June 30, 1998. This increase reflects the Bank's earnings for the six months ended June 30, 1998 and a decrease of $8,000 in unrealized losses (net of taxes) on investment and mortgage-backed securities held in the Bank's available for sale portfolio.

Results of Operations for the Six and Three Month Periods Ended
June 30, 1998 and 1997

General

     The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income
<PAGE 14> earned on its  investments and mortgage-backed
securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits. Although the Bank had no outstanding borrowings from the FHLB of Pittsburgh at June 30, 1998, the Bank has credit available that it may access in the future. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and service charges, net gains and losses on sales of mortgage-backed securities and other investments, and noninterest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical. In periods of high interest rates, earnings of the Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Bank's common stock.

     Net Income.  The Bank's net income totaled $377,000 and
$362,000 for the six months ended June 30, 1998 and 1997, respectively. This increase in net income was the result of higher net interest income and noninterest income. Net income for the quarter ended June 30, 1998 and 1997 was $170,000 and $205,000, respectively.

     Interest Income. Total interest income increased by $480,000, or 11.11%, to $4.80 million for the six months ended June 30, 1998, from $4.32 million for the six months ended
June 30, 1997. The increase in interest income resulted largely from an increase of $532,000 in interest earned on loans and a $89,000 increase in income earned on deposits which was offset by a decrease of $142,000 in income earned on mortgage-backed and investment securities. Higher interest income on loans resulted from an increase in loans receivable for the six month period ended June 30, 1998. Total interest income increased by $200,000 or 9.05% to $2.41 million for the quarter ended June 30, 1998 compared to $2.21 million for the comparable period of 1997 due principally to an increase of $208,000 in interest earned on loans and a $65,000 increase in income earned on deposits which was offset by a decrease of $77,000 in income earned on mortgage-backed and investment securities.

     Interest Expense. Total interest expense increased to $2.47 million for the six months ended June 30, 1998, from $2.20 million for the six months ended June 30, 1997, representing an increase of $270,000 or 12.27%. Interest expense increased by $130,000 or 11.50% to $1.26 million for the quarter ended
June 30, 1998 compared to $1.13 million for the quarter ended June 30, 1997. The increase for both periods was due primarily to an increase in deposits.
  <PAGE 15>
     Net Interest Income. Net interest income after the provision for possible loan losses for the six months ended
June 30, 1998, increased to $2.14 million from $2.12 million for the six months ended June 30, 1997, an increase of $20,000, or
 .94%. Net interest income after the provision for loan losses decreased to $1.02 million for the quarter ended June 30, 1998 from $1.08 million for the quarter ended June 30, 1997.

     Provision for Loan Losses. The Bank makes a provision to its allowance for loan losses to protect the Bank against possible but not yet identified losses inherent in the Bank's loan portfolio. This provision is recognized for financial reporting purposes as a reduction of income. In making such provision, management of the Bank considers, among other factors, economic trends within its market area, concentration of credit risk and trends affecting the valuation of collateral for the Bank's loans. During the six months ended June 30, 1998 and 1997, the Bank had charge-offs against the allowance for loan losses of $73,000 and $-0-, respectively. During such periods, the Bank provided $183,000 and $-0-, respectively, for possible loan losses in order to protect against possible future losses. During the three months ended June 30, 1998 and 1997, the Bank had charge-offs against the allowance for loan losses of $73,000 and $-0-, respectively. During such periods, the Bank provided $133,000 and $-0-, respectively, for possible loan losses in order to protect against possible future losses.

     Noninterest Income. Noninterest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Noninterest income increased by $142,000, or 29.83%, to $618,000 for the six months ended June 30, 1998, from $476,000 for the six months ended June 30, 1997. The principal reasons for the increase in noninterest income was a $142,000 increase in gain on sale of loans to $383,000 in 1998 from $241,000 in 1997 due to an increase in number of loans sold by Transnational Mortgage Corp. in 1998 and a $7,000 increase in service charges for the six month period ended June 30, 1998. This increase was offset by a $4,000 decrease in rental income and a $7,000 decrease in other income for the six month period ended June 30, 1998. For the second quarter 1998, an increase in gain on sale of loans, loans fees and service charges was partially offset by a decrease in rental income and other income resulting in noninterest income $372,000 for the second quarter 1998 compared to $302,000 for the second quarter 1997.

     Noninterest Expense. Noninterest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Noninterest expense increased by $140,000, or 6.76%, to $2.21 million for the six months ended June 30, 1998, from $2.07 million for the six months ended June 30, 1997. The principal reasons for the increase was a $112,000 increase in compensation and employee benefits due to normal salary increases, a $12,000 increase in data processing, a $30,000 increase in advertising and a $17,000 increase in other expenses. This increase was offset by a
<PAGE 16> $20,000 decrease in premises and occupancy costs for the six month period ended June 30, 1998. Total interest expense for the second quarter 1998 increased to $1.13 million from 1.07 million for the second quarter 1997. Noninterest expense has increased in both periods due to cost associated with the Bank's expansion strategy.

     Income Taxes.   Income tax provisions for the six months
ended June 30, 1998 and 1997 of $165,000 and $166,000,
respectively, generally reflect the Bank's pre-tax income at rates then in effect. The income tax provision for the second quarter was $90,000 in 1998 and $106,000 in 1997.

Liquidity and Capital Resources

     The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Bank, to be eligible for liquidity. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets(cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. Using this formula, the Bank's liquidity ratio was 46.05% as of June 30, 1998. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows and loan commitments. The Bank also adjusts liquidity as appropriate to meet its assets and liability management objectives.

     The Bank's primary source of funds are deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning assets and other assets which provide liquidity to meet lending requirements and interest rate risk management objectives. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $44.02 million at June 30, 1998. For additional information about cash flows from the Bank's operating, financing and investing activities, see Statements of Cash Flows included in
Item 1 of this report.

     A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net
<PAGE 17> income, principal repayments on loans and
mortgage-backed securities, and increases in deposit accounts.

Part II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit No.    Document

          3.1 Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the S-1 Registration Statement of PSB Bancorp, Inc. as filed with the Securities and Exchange Commission on May 14, 1998).

          3.2            Bylaws of PSB Bancorp, Inc.(
                         incorporated herein by reference to
                         Exhibit 3.2 of the S-1 Registration
                         Statement of PSB Bancorp, Inc. as filed
                         with the Securities and Exchange
                         Commission on May 14, 1998).

          10.1* Pennsylvania Savings Bank Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the S-1 Registration Statement of PSB Bancorp, Inc. as filed with the Securities and Exchange Commission on May 14, 1998).

          10.2* Pennsylvania Savings Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the S-1 Registration Statement of PSB Bancorp, Inc. as filed with the Securities and Exchange Commission on May 14, 1998).

          10.3* Pennsylvania Savings Bank Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the S-1 Registration Statement of PSB Bancorp, Inc. as filed with the Securities and Exchange Commission on May 14, 1998).

          10.4*          Employment Agreement with Vincent J.
                         Fumo (incorporated herein by reference
                         to Exhibit 10.4 of the S-1 Registration
                         Statement of PSB Bancorp, Inc. as filed
                         with the Securities and Exchange
                         Commission on May 14, 1998).

          10.5* Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 10.5 of the S-1 Registration Statement of PSB Bancorp,
                         <PAGE 19> Inc. as filed with the
                         Securities and Exchange Commission on
                         May 14, 1998).

          10.6* Pennsylvania Savings Bank Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.6 of the S-1 Registration Statement of PSB Bancorp, Inc. as filed with the Securities and Exchange Commission on May 14, 1998).

          10.7 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 10, 1995(incorporated herein by reference to
                         Exhibit 10.7 of the S-1 Registration
                         Statement of PSB Bancorp, Inc. as filed
                         with the Securities and Exchange
                         Commission on May 14, 1998).

          10.8 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of the S-1 Registration Statement of PSB Bancorp, Inc. as filed with the Securities and Exchange Commission on May 14, 1998).
____________________________________
* Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     None.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              August 13, 1998

                              PSB BANCORP, INC.
                              (Registrant)

                              By/s/ Anthony DiSandro
                                   Anthony DiSandro
                                   President and Chief Operating
                                   Officer  <PAGE 21>