Form 10-Q
period 1998-09-30
PSB BANCORP INC
filed 1998-11-16
CIK 1047537

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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

Number of shares outstanding as of September 30, 1998

        COMMON STOCK (No Par Value)         3,101,140
              (Title of Class)        (Outstanding Shares)

                                               Page 1 of 20 Pages
                                         Exhibit Index on Page 18

                       PSB Bancorp, Inc.*
                            FORM 10-Q

            For the Quarter Ended September 30, 1998

                            Contents

                                                         Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Financial Condition      3
          as of September 30, 1998(Unaudited) and
          December 31, 1997

          Consolidated Statement of Income (Unaudited)       5
          for the Nine and Three Month Periods Ended
          September 30,  1998 and  1997.

          Consolidated Statement of Comprehensive Income     7
          (Unaudited) for the Nine and Three Month Periods
          Ended September 30, 1998 and 1997.

          Consolidated Statement of Shareholders' Equity     8
          (Unaudited) for the Nine Month Periods Ended
          September 30, 1998 and 1997.

          Consolidated Statement of Cash Flows (Unaudited)  10
          for the Nine Month Periods Ended September 30,
          1998 and 1997.

Item 2.   Note to Consolidated Financial Statements         12

PART II.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 6.   OTHER INFORMATION                                 20

          Exhibits and Reports on Form 8-K

* The registrant is the newly formed holding company for Pennsylvania Savings Bank and became subject to the reporting requirements of the Securities Exchange Act of 1934 on July 17, 1998. Prior to such date the registrant had no operations and therefore the information prior to September 30, 1998 is information with respect to the Savings Bank.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                               At September 30,   At December 31,
                                     1998               1997
                                  (unaudited)

ASSETS:
Cash and Cash Equivalents:
  Cash and due from banks        $  1,321,121      $  1,193,195
  Interest bearing deposits in
    other financial institutions   47,865,885        26,695,455
Investments:
  Investment securities
    available-for-sale, at fair
    value                           6,413,698        14,401,388
  Mortgage-backed securities
    available-for-sale, at fair
    value                           2,614,475         2,933,804
  Mortgage-backed securities held-
    to-maturity (fair value of
    $1,555,086 and $2,851,532)      1,466,758         2,068,059
  Investment securities held-to-
    maturity (fair value of
    $9,053,228 and $12,628,003)     8,996,118         8,219,223
Loans receivable, net              70,506,454        61,915,068
Loans Held for Sale                 7,909,618         6,574,585
Real Estate:
  Acquired in settlement of loans     824,825           456,528
Office properties and equipment,
  net of accumulated depreciation   1,250,216         1,329,145
Federal Home Loan Bank stock, at
  cost (Restricted investment
  required by law)                    572,200           559,900
Accrued interest receivable         1,285,856         1,285,102
Investment in data center, common
  stock, at cost                       15,000            15,000
Prepaid corporate taxes               298,317           445,092
Excess of acquisition cost over
  fair value of assets acquired,
  net of accumulated amortization       6,500             7,250
Conversion Costs                            0           155,292
Prepaid expenses and other
  assets                            1,398,360         1,083,865
    Total Assets                 $152,745,401      $129,337,951

LIABILITIES:
  Deposits                        117,030,334       108,734,107
  Securities purchased under
    agreements to resell            2,469,888         2,841,733
  Advances from borrowers for
    taxes                             743,331           999,611
  Income taxes payable                318,000           308,000
<PAGE 3>
  Net deferred taxes                   80,797            51,158
  Accrued pension cost                145,843           145,843
  Accrued interest payable on
    savings accounts                  287,862           260,363
  Accrued expenses and other
    liabilities                     1,256,650           703,957
  Employee stock ownership debt       249,508           295,355
      Total Liabilities          $122,582,213      $114,340,127

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value,
    1,194,640 shares issued and
    outstanding                             0         1,194,640
  Common stock, no par value,
    3,101,140 shares issued and
    outstanding                             0
  Additional paid-in capital       30,170,573        13,563,087
  Employee stock ownership plan    (1,538,048)         (295,355)
  Retained earnings                 1,496,495           545,743
  Unrealized loss, investments
    available for sale                 34,168           (10,291)
      Total Shareholders' Equity   30,163,188        14,997,824

      Total Liabilities and
        Shareholders' Equity     $152,745,401      $129,337,951

                PSB BANCORP, INC.  AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF INCOME


                                         Nine Months Ended          Three Months Ended
                                           September 30,               September 30,
                                        1998          1997          1998          1997
                                            (unaudited)                  (unaudited)
Interest Income:
  Interest on loans                  $4,920,325    $4,118,762*   $1,666,190    $1,397,014*
  Mortgage-backed securities            220,896       288,484        66,721        91,746
  Investment securities                 974,255     1,143,199       330,525       400,506
  Interest-earning deposits           1,306,267       962,668       562,729       307,695

      Total interest income           7,421,743     6,513,113     2,626,165     2,196,961

Interest expense:
  Interest on deposits                3,714,147     3,354,666     1,252,620     1,171,059
  Interest - other                       19,469        23,429         6,170         7,606
      Total interest expense          3,733,616     3,378,095     1,258,790     1,178,665

      Net interest income             3,688,127     3,135,018     1,367,375     1,018,296

Provision for loan losses               283,066        30,000       100,000        30,000

      Net interest income after
        provision for loan losses     3,405,061     3,105,018     1,267,375       988,296

Noninterest income:
  Gain on sale of loans                 604,364       413,203*      221,773       171,987*
  Loan fees                              11,117        18,358*      (11,931)        1,573*
  Service charges                       266,915       262,548        85,511        88,349
  Rental income                          26,435        28,504        10,062         7,702
  Other income                           19,273        35,116         5,055        12,199

      Total noninterest income          928,104       757,729       310,470       281,810

Noninterest Expenses:
  Compensation and employee
    benefits                          1,786,368     1,626,170       587,203       539,029
  Premises and occupancy costs          512,575       523,311       180,675       171,171
  Federal Insurance premiums             50,570        47,767        17,171        15,994
  Data processing                       114,130        94,960        40,155        32,795
  Advertising                            90,649        51,683        26,877        17,720
  Directors' Fees                       158,100       162,600        44,750        46,150
  Stationery, printing and postage       80,757        72,782        24,667        20,679
  Expenses of real estate owned           1,421         3,806         3,357           768
  Other                                 516,724       490,641       173,441       164,411
      Total noninterest expenses      3,311,294     3,073,720     1,098,296     1,008,717

Income before provision for income
  taxes                               1,021,871       789,027       479,549       261,389

  Provision for federal and state
    income taxes:
    Current                             318,000       244,000       153,000        78,000
    Deferred tax (benefit)
      Total income tax provision        318,000       244,000       153,000        78,000
Net Income                           $  703,871    $  545,027    $  326,549       $183,389
Earnings per share - basic           $     0.39    $     0.47    $     0.18          $0.16
Earnings per share - diluted         $     0.40    $     0.47    $     0.18          $0.16

  <PAGE 5>
* Certain "loan fees" items for the nine and three months ended September 30, 1997 were reclassified as either "gain on sale of loans" or "Interest on loans".

                PSB BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                         Nine Months Ended     Three Months Ended
                           September 30,         September 30,
                          1998       1997       1998       1997
                            (unaudited)           (unaudited)
Net Income              $703,871   $545,027   $326,549   $183,389
Other comprehensive
  income, net of tax:
  Unrealized gain
    (loss), investments
    available for sale    44,459     18,029     35,978     47,518
Other comprehensive
  income                  44,459     18,029     35,978     47,518

Comprehensive Income    $748,330   $563,056   $362,527   $230,907

                PSB BANCORP INC.  AND SUBSIDIARY
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
     FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1998 AND 1997
                           (UNAUDITED)

                                                              Employee                   Accumulated
                                              Additional        Stock       Retained        Other
                                 Common         Paid-in       Ownership     Earnings    Comprehensive                  Comprehensive
                                  Stock         Capital         Plan       (Deficit)        Income         Total          Income
BALANCE, DECEMBER 31, 1996    $ 1,194,640    $13,563,087    $  (356,483)   $ (162,734)    $(69,968)     $14,168,542

  Net Income for the nine
    months ended
    September 30, 1997                                                        545,027                       545,027       545,027

  Other comprehensive income,
    net of tax:
    Change in unrealized
      loss on investment and
      mortgage-backed
      securities available-
      for-sale                                                                              18,029           18,029        18,029

 Principal payments made by
   Employee Stock Ownership
   Plan                                                                        45,846                        45,846

BALANCE, SEPTEMBER 30, 1997
  (UNAUDITED)                 $ 1,194,640    $13,563,087      $(310,637)    $ 382,293     $(51,939)     $14,777,444      $563,056

BALANCE, DECEMBER 31, 1997    $ 1,194,640    $13,563,087      $(295,355)    $ 545,743     $(10,291)     $14,997,824

  Net Income for the nine
    months ended
    September 30, 1998                                                        703,871                       703,871       703,871

  Other comprehensive income,
    net of tax:
    Change in unrealized loss
      on investment and
      mortgage-backed
      securities available-
      for-sale                                                                              44,459           44,459        44,459

  Cash of PSB Mutual Holding
    Company from merger of
    PSB Mutual Holding
    Company and Pennsylvania
    Savings Bank upon
    completion of Conversion
    and Reorganization                                                        246,881                       246,881

  Principal payments made by
    Employee Stock Ownership
    Plan                                                         45,847                                      45,847

  Issuance of common stock to
    Employee Stock Ownership
    Plan upon completion of
    Conversion and
    Reorganization                                           (1,288,540)                                 (1,288,540)

  Exchange of Pennsylvania
    Savings Bank common
    stock for PSB Bancorp
    common stock upon
    completion of Conversion
    and Reorganization         (1,194,640)     1,194,640                                                          0

  Issuance of common stock
    upon completion of  <PAGE 8>
    Conversion and
    Reorganization                            16,107,320                                                 16,107,320

  Expenses relating to stock
    offering                                    (694,474)                                                  (694,474)

BALANCE, SEPTEMBER 30, 1998
  (UNAUDITED)                 $         0    $30,170,573    $(1,538,048)   $1,496,495     $ 34,168      $30,163,188      $748,303

                PSB BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                          Nine Months Ended
                                            September 30,
                                         1998            1997
                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                        $    703,871    $    545,027
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Amortization of premium/discount
      on mortgage-backed securities       (6,390)         (2,934)
    Depreciation and amortization        109,254          92,117
    Write-down and expenses of real
      estate owned                        (1,870)              0
    Gain on sale of real estate
      owned                              (18,281)         (2,877)
    Gain on sale of loans               (604,364)       (413,203)
    Change in assets and liabilities
      Increase in loans held for
        sale                            (730,669)       (578,907)
      (Increase) decrease in accrued
        interest receivable                 (754)         26,382
      Increase in prepaid expenses      (314,495)       (205,418)
      Decrease in prepaid corporate
        taxes                            146,775         135,879
      Increase in corporate taxes
        payable                           10,000         102,000
      Increase in accrued interest
        payable                           27,499          57,356
      Increase in accrued expenses       552,693         409,380

        Total Adjustments               (830,602)       (380,225)

        Net cash provided by (used
          in) operating activities      (126,731)        164,802

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities,
    available for sale                         -      (8,043,395)
  Purchase of investment securities,
    held-to-maturity                 (12,000,000)     (9,715,000)
  Maturities of investment
    securities, available-for-sale     8,000,000       1,000,000
  Maturities of investment
    securities, held-to-maturity      11,220,000       8,155,736
  Mortgage-backed security
    maturities and principal
    repayments                           991,913         602,475
  Acquisition costs of and proceeds
    from the sale of Federal Home
    Loan Bank stock                      (12,300)        (26,300)
<PAGE 10>
  Proceeds from sale of real estate
    owned, net of investments             95,185               -
  Increased in capitalized
    conversion costs                     155,292         (17,500)
  Capital expenditures                   (29,575)        (56,042)
  Increase in total loans
    receivable, net                   (9,034,717)     (5,219,788)

        Net cash used in
          investing activities          (614,202)    (13,319,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net            8,296,227       5,708,337
  Net proceeds from stock offering    14,124,306               -
  Proceeds received from merger with
    PSB Mutual Holding Company           246,881               -
  Change in advances for borrowers'
    taxes and insurance                 (256,280)       (244,431)
  Change in securities purchased
    under agreements to resell          (371,845)      1,333,595

        Net cash provided by
          financing activities        22,039,289       6,797,501

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                21,298,356      (6,357,511)

  Cash and Cash equivalents,
    beginning of period               27,888,650      31,622,465

CASH AND CASH EQUIVALENTS, END
  OF PERIOD                         $ 49,187,006    $ 25,264,954

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and
      borrowings                    $  3,706,117    $  3,297,310

    Income taxes                    $    250,000    $     80,000

  Noncash activities
    Loans transferred to real
      estate owned                  $    443,330    $          -

                PSB BANCORP, INC. AND SUBSIDIARY
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998
                           (UNAUDITED)

BASIS OF PRESENTATION:

     The consolidated financial statements as of and for the three and nine months period ended September 30, 1997 include the accounts of the Pennsylvania Savings Bank (the "Savings Bank") and its wholly-owned subsidiaries, PSA Service Corporation, Transnational Mortgage Corp. and PSA Financial Corporation. The Savings Bank became the wholly-owned subsidiary of PSB Bancorp, Inc. (the "Holding Company") on July 17, 1998 and as a result the consolidated financial statements as of and for the three and nine months periods ended September 30, 1998 include the accounts of PSB Bancorp, Inc. and its wholly-owned subsidiary, Pennsylvania Savings Bank. The Holding Company's business is conducted principally through the Savings Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any fiscal year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Background

     Effective July 17, 1998, Pennsylvania Savings Bank(the "Savings Bank") and PSB Mutual Holding Company ("MHC") completed the Plan of Conversion from Mutual Holding Company to Stock Holding Company. Under the Plan of Conversion, the newly formed holding company, PSB Bancorp. Inc.(" Holding Company") issued 1,610,732 shares of common stock, no par value, at a price of $10.00 per share. Existing shareholders of Pennsylvania Savings Bank exchanged their shares for 2.572374 shares of PSB Bancorp, Inc. shares and the Mutual Holding Company merged with and into the Savings Bank.

     The Holding Company was organized as a Pennsylvania business corporation on October 3, 1997 at the direction of the Savings Bank for the purpose of becoming a holding company for the Savings Bank upon completion of the Conversion and Reorganization. The Holding Company is subject to regulation by the Federal Reserve, and its principal business is the ownership of the Savings Bank. In the future, the Holding Company may
<PAGE 12> acquire or organize other operating subsidiaries,
although there are no current plans, arrangements or understandings, written or oral, to do so.

The Savings Bank is a Pennsylvania-chartered stock savings bank headquartered at 11 Penn Center, Suite 2601, 1835 Market Street, Philadelphia, Pennsylvania 19103. The Savings Bank is a community-oriented institution offering traditional deposit and loan products. The Savings Bank conducts business through an executive/administrative office, (6) full-service offices and a branch administrative office. The executive/administrative office, the branch administrative office and five of the full-service offices are located in Philadelphia, Pennsylvania and one full-service office is located in Glenside, Montgomery County, Pennsylvania.

     The Savings Bank is primarily engaged in the business of attracting deposits from the general public in the Savings Bank's market area and investing such deposits in loans secured by one-to-four family residential real estate, commercial real estate loans, commercial business loans, construction loans and investment and mortgage-backed securities. The Savings Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the MHC Reorganization. Deposits accepted by the Savings Bank after the MHC Reorganization are insured by the FDIC's Bank Insurance Fund (the "BIF"), up to applicable limits.

Business Strategy

     The Savings Bank's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent savings bank. Generally, the Savings Bank seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans and consumer loans, mortgage-backed securities and other liquid investment securities. The Savings Bank started an expansion of its branch network by opening a branch in Center City Philadelphia on June 14, 1996. The Savings Bank plans further expansion of its branch network in areas contiguous to its current market and then into the suburbs of Philadelphia by opening branch offices or acquiring the branches of other institutions. The Savings Bank is also expanding the operations of Transnational Mortgage Corp., its mortgage banking subsidiary, in an effort to increase fee income. Retail mortgage origination is being expanded by maintaining a staff of six commissioned sales people to solicit mortgage loans throughout the Philadelphia metropolitan area and surrounding counties in Pennsylvania, New Jersey and Delaware; wholesale mortgage origination is being expanded by originating, processing and servicing loans for other mortgage companies; alternative mortgage lending is being expanded through telemarketing origination programs for B through D quality paper and FHA streamline programs. The Savings Bank is increasing loan
<PAGE 13> origination through its existing office network and is increasing origination of other loan products separate from Transnational Mortgage Corp. such as commercial real estate, commercial business loans, construction loans and consumer loans.

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

Financial Condition

     The Bank's total assets increased $23.41 million or 18.10% from $129.34 million at December 31, 1997 to $152.75 million at September 30, 1998. The increase in assets was primarily the result of higher levels of cash and cash equivalents and net loans that were partially offset by a decrease in investment securities.

      Net loans increased to $70.51 million at September 30, 1998 from $61.92 million at December 31, 1997. The increase of $8.59 million, or 13.87%, was the result of modest loan demand for new mortgage loan originations in the Bank's market area during the nine month period ended September 30, 1998. Net loans also increased due to the Bank increasing loan origination of other loan products such as commercial real estate, commercial business loans, construction loans and consumer loans.

     Total investment securities(including mortgage-backed securities) decreased $8.13 million, or 29.44%, to $19.49 million at September 30, 1998, from $27.62 million at December 31, 1997.
The decrease was due to maturity of investment securities during the nine month period ended September 30, 1998. The Bank transferred these funds into cash and cash equivalents.

     Cash and cash equivalents, including interest-bearing deposits with banks, increased $21.30 million to $49.19 million at September 30, 1998, from $27.89 million at December 31, 1997. This increase was the result of cash provided from proceeds from the stock conversion, new deposits, maturities of investments and loan payments net of cash used for the purchase of investments, capital expenditures and disbursements of loan proceeds.
  <PAGE 14>
     Total liabilities increased from $114.34 million at December 31, 1997 to $122.58 million at September 30, 1998. This $8.24 million, or 7.21% increase, reflected an increase in the Bank's primary source of funds, saving deposits, which aggregate $117.03 million at September 30, 1998, an increase of $8.3 million, or 7.63% from $108.73 million at December 31, 1997. The increase in deposits for the nine months ended September 30, 1998 is partially due to funds escrowed for the stock conversion.

     Shareholders' equity increased by $15.16 million, or 101.07%, from $15 million at December 31, 1997 to $30.16 million at September 30, 1998. This increase reflects the sale of stock by PSB Bancorp, Inc. and the Bank's earnings for the nine months ended September 30, 1998 and a increase in unrealized gains (losses), net of taxes on investment and mortgage-backed securities held in the Bank's available for sale portfolio.

Results of Operations for the Nine and Three Month Periods Ended
September 30, 1998 and 1997

General

     The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its investments and mortgage-backed securities, other investment securities and loans, and its cost of funds consisting of interest paid on deposits. Although the Bank had no outstanding borrowings from the FHLB of Pittsburgh at September 30, 1998, the Bank has credit available that it may access in the future. The Bank's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and service charges, net gains and losses on sales of mortgage-backed securities and other investments, and noninterest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical. In periods of high interest rates, earnings of the Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Bank's common stock.


     Net Income. The Bank's net income totaled $704,000 and $545,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase in net income was the result of higher net interest income and noninterest income. Net income for the quarter ended September 30, 1998 and 1997 was $327,000 and $183,000, respectively.

     Interest Income. Total interest income increased by $910,000, or 13.98%, to $7.42 million for the nine months ended September 30, 1998, from $6.51 million for the nine months ended
<PAGE 15> September 30, 1997.  The increase in interest income resulted largely from an increase of $802,000 in interest earned on loans and a $344,000 increase in income earned on deposits which was offset by a decrease of $237,000 in income earned on mortgage-backed and investment securities. Higher interest income on loans resulted from an increase in loans receivable for the nine month period ended September 30, 1998. Total interest income increased by $430,000 or 19.55% to $2.63 million for the quarter ended September 30, 1998 compared to $2.20 million for the comparable period of 1997 due principally to an increase of $269,000 in interest earned on loans and a $255,000 increase in income earned on deposits which was offset by a decrease of $95,000 in income earned on mortgage-backed and investment securities.

     Interest Expense. Total interest expense increased to $3.73 million for the nine months ended September 30, 1998, from $3.38 million for the nine months ended September 30, 1997, representing an increase of $350,000 or 10.36%. Interest expense increased by $80,000 or 6.78% to $1.26 million for the quarter ended September 30, 1998 compared to $1.18 million for the quarter ended September 30, 1997. The increase for both periods was due primarily to an increase in deposits.

     Net Interest Income. Net interest income after the provision for possible loan losses for the nine months ended September 30, 1998, increased to $3.41 million from $3.11 million for the nine months ended September 30, 1997, an increase of $300,000, or 9.65%. Net interest income after the provision for loan losses increased to $1.37 million for the quarter ended September 30, 1998 from $1.02 million for the quarter ended September 30, 1997.

     Provision for Loan Losses. The Bank makes a provision to its allowance for loan losses to protect the Bank against possible but not yet identified losses inherent in the Bank's loan portfolio. This provision is recognized for financial reporting purposes as a reduction of income. In making such provision, management of the Bank considers, among other factors, economic trends within its market area, concentration of credit risk and trends affecting the valuation of collateral for the Bank's loans. During the nine months ended September 30, 1998 and 1997, the Bank had charge-offs against the allowance for loan losses of $73,000 and $-0-, respectively. During such periods, the Bank provided $283,000 and $30,000, respectively, for possible loan losses in order to protect against possible future losses. During the three months ended September 30, 1998 and 1997, the Bank had charge-offs against the allowance for loan losses of $73,000 and $-0-, respectively. During such periods, the Bank provided $100,000 and $30,000, respectively, for possible loan losses in order to protect against possible future losses.

     Noninterest Income. Noninterest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Noninterest income increased by $170,000, or 22.43%, to $928,000 for the nine months ended September 30, 1998,
<PAGE 16> from $758,000 for the nine months ended September 30,
1997. The principal reasons for the increase in noninterest income was a $191,000 increase in gain on sale of loans to $604,000 in 1998 from $413,000 in 1997 due to an increase in number of loans sold by Transnational Mortgage Corp. in 1998 and a $4,000 increase in service charges for the nine month period ended September 30, 1998. This increase was offset by a $2,000 decrease in rental income and a $16,000 decrease in other income for the nine month period ended September 30, 1998. For the third quarter 1998, an increase in gain on sale of loans and rental income was partially offset by a decrease in loan fees, service charges and other income resulting in noninterest income of $310,000 for the third quarter 1998 compared to $282,000 for the third quarter 1997.

     Noninterest Expense. Noninterest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Noninterest expense increased by $240,000, or 7.82%, to $3.31 million for the nine months ended September 30, 1998, from $3.07 million for the nine months ended September 30, 1997. The principal reasons for the increase was a $160,000 increase in compensation and employee benefits due to normal salary increases, a $19,000 increase in data processing, a $39,000 increase in advertising, a $8,000 increase in stationery, printing and postage and a $26,000 increase in other expenses. This increase was offset by a $11,000 decrease in premises and occupancy costs for the nine month period ended September 30, 1998. Total interest expense for the third quarter 1998 increased to $1.10 million from
1.01 million for the third quarter 1997. Noninterest expense has increased in both periods due to cost associated with the Bank's expansion strategy.

     Income Taxes.   Income tax provisions for the nine months
ended September 30, 1998 and 1997 of $318,000 and $244,000,
respectively, generally reflect the Bank's pre-tax income at rates then in effect. The income tax provision for the third quarter was $153,000 in 1998 and $78,000 in 1997.

Liquidity and Capital Resources

     The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Bank, to be eligible for liquidity. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets(cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. Using this formula, the Bank's liquidity ratio was 50.23% as of September 30, 1998. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows and loan commitments. The Bank also adjusts
<PAGE 17> liquidity as appropriate to meet its assets and
liability management objectives.

     The Bank's primary source of funds are deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning assets and other assets which provide liquidity to meet lending requirements and interest rate risk management objectives. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $47.87 million at September 30, 1998. For additional information about cash flows from the Bank's operating, financing and investing activities, see Statements of Cash Flows included in Item 1 of this report.

     A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.

Disclosure Regarding Year 2000 Compliance

     The Holding Company and the Savings Bank's Board of Directors and management is aware of the possible consequences the Year 2000 ("Y2K") may pose with regard to the computer system utilized to conduct business on a daily basis. The Y2K presents several potential risks to the Holding Company and the Savings
Bank:

     1. The Banking transactions of the Savings Bank's customers are processed by an external data processing service bureau. The failure of the service bureau's system to function as a result of the millennium date change could result in the Savings Bank's inability to properly process customer transactions.

     2. Concern on the part of certain depositors that Y2K related problems could impair access to their deposit balances following the millennium date change could result in the Savings Bank experiencing a deposit outflow prior to December 31, 1999.

     3. A number of the Savings Bank's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses.
          The customers and suppliers of those businesses may utilize computers as well. Should the Savings Bank's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely
          <PAGE 18> affecting their ability to repay  their loans
          with the Savings Bank.

     4. Certain utility services, such as electrical power and telecommunications services could be disrupted if those services experience Y2K related problems.

     The Holding Company and Savings Bank's Board of Directors and management have addressed the Year 2000 ("Y2K") issue by developing a Y2K Compliance Plan. This plan involves five separate phases: awareness, assessment, renovation, validation and implementation.

     During 1997, the Savings Bank completed the systems assessment phase, identifying each internal and external system that could potentially be affected by the Y2K issue. Those systems include the Savings Bank's external data processing system as well as equipment such as elevators, bank alarms, vault locks, etc. that may contain imbedded microprocessors. For each such system, determination was made whether or not the system is Y2K compliant. Those determinations involved obtaining Y2K compliant certification from third-party processors and outside vendors.

     The Savings Bank outsources all major data processing applications related to customers' banking transactions to Intrieve, Incorporated ("Intrieve"). Under the agreement with Intrieve, Intrieve is obligated to incur all software related costs to make its system Y2K compliant. Intrieve has prepared a detailed schedule of functions to be performed in its compliance project. As of September 30,1998, Intrieve has completed its "awareness", "assessment" and "renovation" phases. In October 1998, Intrieve conducted internal testing of its data processing system. Results of these tests are to be distributed to their customers in November 1998. On November 8, 1998, the Savings Bank conducted testing in-house using Intrieve's data processing system. The Savings Bank performed various banking transactions on customers' accounts using the date of January 10, 2000. All transactions were completed successfully. Intrieve expects completion of the Y2K project in December 1998. The Savings Bank is obligated to incur only the hardware costs associated with implementing the changes required by Intrieve, however hardware costs are not expected to be material.

     The Savings Bank expects that all other outside vendors will complete their Y2K testing by December 31, 1998.

     In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Y2K problems, testing by the Savings Bank is either not practical or not possible. In those cases, contingency plans are being designed that specify how the Savings Bank will deal with each such potential situation. The Savings Bank plans to develop a contingency plan which will address failure of the data processing service bureau system. The Savings Bank has determined that if the service bureau system were to fail, the Savings Bank would implement manual systems until such systems
<PAGE 19> could be re-established.  The Savings Bank does not anticipate that such short-term manual systems would have a material impact upon the operations of the Savings Bank. The Savings Bank plans to have a written contingency plan completed by December 31, 1998.

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

                 3.2     Bylaws of PSB Bancorp, Inc.
                         (incorporated herein by reference to
                         Exhibit 3.2 of the S-1 Registration
                         Statement of PSB Bancorp, Inc. as filed
                         with the Securities and Exchange
                         Commission on May 14, 1998).

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

                10.4* Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 10.4 of the S-1 Registration Statement of PSB Bancorp, Inc. as filed with the Securities and Exchange Commission on May 14, 1998).
  <PAGE 20>
                10.5*    Employment Agreement with Anthony
                         DiSandro (incorporated herein by
                         reference to Exhibit 10.5 of the S-1
                         Registration Statement of PSB Bancorp,
                         Inc. as filed with the Securities and
                         Exchange Commission on May 14, 1998).

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

                              November 12, 1998

                              PSB BANCORP, INC.
                              (Registrant)

                              By /s/Anthony DiSandro
                                   Anthony DiSandro
                                   President and Chief Operating
                                   Officer
  <PAGE 22>