Form 10KSB
period 1998-12-30
PSB BANCORP INC
filed 1999-04-01
CIK 1047537

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-KSB

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended
     December 31, 1998 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

                          No. 000-24601
                    (Commission File Number)

                        PSB BANCORP, INC.
     (Exact Name of Registrant as Specified in its Charter)

Pennsylvania                            23-2930740
(State of Incorporation)           (IRS Employer ID Number)

     11 Penn Center, Suite 2601
1835 Market Street,  Philadelphia, PA                19103
(Address of Principal Executive Offices)     (Zip Code)

                         (215) 979-7900
                (Registrant's  Telephone Number)


Securities registered pursuant to Section 12(b) of the Exchange
Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange
Act:  Common Stock, no par value per share.

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __x___     No _______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year:  $11,412,154.

The aggregate market value of common stock of the issuer held by non-affiliates, based on a sale price of $7.50 on March 18, 1999 was $16,045,493.

As of March 18, 1999, the issuer had 3,101,140 shares of Common
Stock outstanding. The registrant originally issued shares as of July 17, 1998, and the registrant had no shares outstanding prior to such date.

                        PSB BANCORP, INC.

                            FORM 10-K

              For the Year Ended December 31, 1998


                            Contents                     Page No.

PART I
  Item 1.  Description of Business....................
  Item 2.  Description of Property....................
  Item 3.  Legal Proceedings..........................
  Item 4.  Submission of Matters to a Vote of
           Securities Holders.........................

PART II
  Item 5.  Market for Common Equity and Related
           Stockholder Matters........................
  Item 6.  Selected Financial Data....................
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.................................
  Item 8.  Financial Statements.......................
  Item 9.  Changes In and Disagreements With
           Accountants on Accounting and Financial
           Disclosure.................................

PART III
  Item 10. Directors, Executive Officers, Promoters
           and Control Persons; Compliance With
           Section 16(a) of the Exchange Act..........
  Item 11. Executive Compensation.....................
  Item 12. Security Ownership of Certain Beneficial
           Owners and Management......................
  Item 13. Certain Relationships and Related
           Transactions...............................
  Item 14. Exhibits and Reports on Form 8-K (F-3).....

Item 1.   Description of Business.

     General.

     Effective July 18, 1998, Pennsylvania Savings Bank (the "Savings Bank") and PSB Mutual Holding Company ("MHC") completed the Plan of Conversion and Reorganization from Mutual Holding Company to Stock Holding Company. Under the Plan of Conversion, the newly formed holding company, PSB Bancorp, Inc. ("Holding Company"), issued 1,610,732 shares of common stock, no par value, at a price of $10.00 per share. Existing shareholders of the Savings Bank exchanged their shares for 2.572374 shares of PSB Bancorp, Inc. shares and the Mutual Holding Company merged with and into the Savings Bank.

     The Holding Company was organized as a Pennsylvania business corporation on October 3, 1997 at the direction of the Savings Bank for the purpose of becoming a holding company for the Savings Bank upon completion of the Conversion and Reorganization. The Holding Company is subject to regulation by the Federal Reserve, and its principal business is the ownership of the Savings Bank. In the future, the Holding Company may acquire or organize other operating subsidiaries, although there are no current plans, arrangements or understandings, written or oral, to do so.

     The Savings Bank is a Pennsylvania-chartered stock savings bank headquartered in Philadelphia, Pennsylvania. The Savings Bank is a community-oriented institution offering traditional deposit and loan products. The Savings Bank operates five full-service offices in Philadelphia, Pennsylvania and one full-service office in Glenside, Montgomery County, Pennsylvania.

     At December 31, 1998, the Savings Bank had total assets of
$164.01 million, total deposits of $128.16 million and shareholders' equity of $30.39 million.

     The Savings Bank is primarily engaged in the business of attracting deposits from the general public in the Savings Bank's market area and investing such deposits in loans secured by one- to four-family residential real estate, commercial real estate loans, commercial business loans, construction loans and investment and mortgage-backed securities. The Savings Bank's deposits are insured by the SAIF of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the MHC Reorganization. Deposits accepted by the Savings Bank after the MHC Reorganization are insured by the FDIC's BIF, up to applicable limits.

Lending Activities

     General. The Savings Bank historically focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one-to four-family residences for retention in the Savings Bank's portfolio. The Savings Bank has expanded origination of one-to four-family residential mortgage loans for resale in the secondary market through expansion of its mortgage banking operations. As part of a strategy to diversify its loan portfolio, achieve a higher net interest margin and reduce interest rate risk, the Savings Bank has increased its origination of construction loans, commercial real estate loans, commercial business loans, and multifamily real estate loans which together totalled 30.77% of the Savings Bank's total loans at December 31, 1998. To a lesser extent, the Savings Bank and its subsidiaries also originate consumer loans, including home equity, second mortgage, and other consumer loans. The Savings Bank expects this diversification trend to continue.

     One-to-four-family residential mortgage loans originated for resale in the secondary market are underwritten according to standards that conform to FNMA and/or FHLMC guidelines. One-to-four-family residential mortgage loans originated and held in portfolio are generally underwritten to conform to secondary market standards but from time to time the Savings Bank originates non-conforming loans if, in the Savings Bank's judgment, the borrower does not present an unreasonable risk of default. The Savings Bank and Transnational Mortgage Company ("TNMC"), its mortgage banking subsidiary, have sold residential mortgage loans in the secondary market. The Savings Bank has begun to expand its mortgage banking capabilities through TNMC and anticipates that its origination of loans for sale in the secondary market in Southeastern Pennsylvania, Southern New Jersey and Northern Delaware will increase significantly.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated, including data regarding the portion of the Savings Bank's loans that bear fixed and adjustable interest rates, respectively. TNMC has originated and sold mortgage loans to third party investors within the Savings Bank's financial reporting periods. Such mortgage loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end.

                                                    At December 31,                                      At September 30,
                                          1998               1997               1996               1995                1994
                                   Amount   Percent   Amount   Percent   Amount   Percent   Amount  Percent     Amount    Percent
Real Estate Loans:
    One-to-four family             $49,796    67.64%  $44,940    71.59%  $45,018    84.47%  $43,033   82.93%     $43,105    84.28%
    Construction loans               3,286     4.46     2,597     4.14       661     1.24       829    1.60          339     0.66
    Five or more family residence    1,576     2.14       702     1.12       654     1.23       508    0.98          405     0.79
    Nonresidential                  14,722    20.00    11,421    18.20     5,575    10.46     5,940   11.45        5,819    11.38

Commercial loans                     3,074     4.17     1,908     3.04       369     0.69       602    1.16          780     1.53
Consumer loans (1)                   1,168     1.59     1,201     1.91     1,016     1.91       977    1.88          696     1.36
        Total loans(2)             $73,622   100.00%  $62,769   100.00%  $53,293   100.00%  $51,889  100.00%     $51,144   100.00%
                                   =======   ======   =======   ======   =======   ======   =======  ======      =======   ======

Less:
    Unearned fees and discounts       $431               $478               $495               $464                   $0
    Undisbursed loan proceeds            7                138                  5                  5                   24
    Allowance for loan losses          304                238                207                208                  208
    Net Loans                      $72,880            $61,915            $52,586            $51,212              $50,912
                                   =======            =======            =======            =======              =======

Total loans with:
    Fixed rates                    $64,651    87.81%  $55,289    88.08%  $48,701    91.38%  $47,632   91.80%     $46,740    91.39%
    Adjustable rate                  8,971    12.19     7,480    11.92     4,592     8.62     4,257    8.20        4,404     8.61
        Total loans(2)              73,622   100.00%   62,769   100.00%  $53,293   100.00%  $51,889  100.00%     $51,144   100.00%
                                   =======   ======    ======   ======   =======   ======   =======  ======      =======   ======
_________________________

(1)  Consists of both secured and unsecured personal loans.

(2) Does not include loans originated and held for sale by TNMC, the Savings Bank's subsidiary, which amounted to $6.94 million, $6.57 million and $4.60 million, at December 31, 1998, 1997 and 1996, respectively and
     $1.04 million and $185,000 at September 30, 1995 and 1994, respectively.

     One-to Four-Family Residential Real Estate Loans. The primary lending activity of the Savings Bank historically consisted of the origination for retention in the Savings Bank's portfolio of owner-occupied one-to four-family residential mortgage loans secured by properties located in the Savings Bank's market area. In 1998, consistent with the Savings Bank's strategy regarding diversification of its loan portfolio, origination of loans other than residential mortgages loans totalled $33.86 million, or 58.73%, of originations in 1998. However, at December 31, 1998, $49.80 million, or 67.64%, of the Savings Bank's total loan portfolio still consisted of one-to four-family residential mortgage loans.

     The Savings Bank currently offers one- to four-family residential mortgage loans with terms typically ranging from 10 to 30 years, with either adjustable or fixed interest rates. Originations of fixed-rate mortgage loans versus adjustable-rate mortgage loans are affected by such things as interest rate risk policies, customer preferences and competition. In the Savings Bank's market area borrowers strongly prefer fixed-rate mortgage loans as opposed to adjustable-rate mortgage loans.

     The Savings Bank's fixed-rate loans are generally originated and underwritten according to standards that permit sale in the secondary mortgage market. Secondary mortgage market loans typically conform to FNMA and/or FHLMC guidelines. The Savings Bank has, from time to time, originated loans that do not conform to such secondary market standards. Such nonconforming loans include loans exceeding the maximum loan amounts acceptable to FNMA and FHLMC and loans as to which the Savings Bank's underwriting indicates that the particular borrower does not present an unreasonable risk of default in view of underwriting criteria that differ from secondary mortgage market standards. Whether the Savings Bank can or will sell fixed-rate loans in the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, and the Savings Bank's current interest rate risk position. The Savings Bank has primarily been a portfolio lender, and at any one time the Savings Bank holds only a nominal amount of loans for immediate sale.

     The Savings Bank's one-to four-family mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

     The Savings Bank currently offers adjustable-rate mortgage loans with initial interest rate adjustment periods of one and three years, based on changes in a designated market index.
After the initial interest rate adjustment, each adjustable-rate mortgage loan adjusts either annually or every third year within a periodic interest rate adjustment limit of 200 basis points and within a maximum interest rate adjustment limit of 600 basis points above the initial rate. Adjustable-rate mortgage loans are currently priced at a fixed margin above the weekly average yield on United States Treasury securities adjusted to a constant term to maturity of one year (or three years in the case of loans with three year interest rate adjustment periods), as published by the Federal Reserve. The Savings Bank originates adjustable-rate mortgage loans with initially discounted rates, which vary depending upon market conditions and whether the initial rate adjustment period is one or three years. Adjustable-rate loans represented 12.19% of the Savings Bank's total loan portfolio at December 31, 1998 due to the difficulty of originating adjustable-rate mortgage loans in the Savings Bank's primary market. Traditionally, the Savings Bank's older, low to moderate income residential customer base has not been receptive to adjustable rate mortgage loans and this tendency was exacerbated in recent years because of the comparatively low interest rate environment for fixed rate mortgage loans.

     The Savings Bank's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Savings Bank the right to declare a loan immediately due and payable in the event, among other things, that the Borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Savings Bank's fixed-rate mortgage loan portfolio, and the Savings Bank has usually exercised its rights under these clauses.

     Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are performed by appraisers approved by the Savings Bank's Board of Trustees. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. The Savings Bank's lending policies limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the real estate that serves as collateral for the loan. For one- to four-family real estate loans with loan-to-value ratios in excess of 80%, the Savings Bank requires the borrower to obtain private mortgage insurance. The Savings Bank requires fire and casualty insurance, as well as title insurance on all properties securing real estate loans made by the Savings Bank.

     Construction Loans. The Savings Bank's loan portfolio included $3.3 million of construction loans at December 31, 1998, which amounted to 4.46% of the Savings Bank's total loan portfolio. The Savings Bank offers fixed and adjustable rate residential construction loans primarily for the construction of owner-occupied one-to four-family residences in the Savings Bank's market area to builders or to owners who have a contract for construction. The Savings Bank generally does not make a construction loan to a builder unless the housing unit is under an agreement of sale. Construction loans to owners are generally structured to become permanent loans, and are originated with terms up to 30 years with an allowance of up to one year for construction. The Savings Bank's largest construction loan at December 31, 1998 had a principal balance of approximately $899,000. Construction loans at December 31, 1998 were located in Philadelphia County, Montgomery County and Bucks County, Pennsylvania.

     Construction lending generally involves a greater degree of credit risk than other one- to four-family residential mortgage lending. The repayment of the construction loan is often dependent upon the successful completion of the construction project. Construction delays or the inability of the borrower to sell the property once construction is completed may impair the borrower's ability to repay the loan.

     Five or More Family Residential Real Estate Loans. Loans secured by five or more family residential real estate constituted approximately $1.58 million, or 2.14%, of the Savings Bank's total loan portfolio at December 31, 1998. The Savings Bank's five or more family residential real estate loans are secured by residence buildings with over 4 family units, which are generally rental properties. At December 31, 1998, all of the Savings Bank's five or more family residential real estate loans were secured by properties located within the Savings Bank's market area. The Savings Bank's largest five or more family residential real estate loan at December 31, 1998, had a principal balance of approximately $616,000.

     Five or more family residential real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each five or more family residential real estate loan are negotiated on a case-by-case basis. The Savings Bank generally makes five or more family residential real estate loans up to 80% of the lesser of property cost or the appraised value of the mortgaged property. Loans secured by five or more family residential real estate generally involve a greater degree of credit risk than one-to four-family residential mortgage loans. This increased credit risk is a result of several factors, including the concentration of larger balances in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by five or more family residential real estate is typically dependent upon the successful operation of related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     Nonresidential Real Estate Loans. Loans secured by nonresidential real estate constituted approximately
$14.72 million, or 20.00%, of the Savings Bank's total loan portfolio at December 31, 1998. The Savings Bank's nonresidential real estate loans are secured by nonresidential properties such as retail establishments, office buildings, and industrial buildings. The Savings Bank also originates nonresidential real estate loans through its subsidiary, PSA Financial Corp. See "SUBSIDIARIES." A significant portion of the Savings Bank's nonresidential real estate loans are secured by properties located within the Savings Bank's market area. The Savings Bank's largest nonresidential real estate loan, which is secured by a business property in the Savings Bank's market area, had a principal balance of approximately $1.10 million at December 31, 1998, and was performing in accordance with its terms.

     Nonresidential real estate loans are offered with both adjustable interest rates and fixed interest rates. The terms of each nonresidential real estate loan are negotiated on a case-by-case basis. The Savings Bank generally makes nonresidential real estate loans up to 75% of the lesser of property cost or the appraised value of the mortgaged property. As in the case of five or more family loans, nonresidential real estate loans generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances. This increased credit risk results from the concentration of principal in a more limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring nonresidential loans. The repayment of loans secured by nonresidential real estate is typically dependent upon the success of the related business operation. If the cash flow from the business is impaired, the borrower's ability to repay the loan may also be impaired.

     Commercial Loans. The Savings Bank currently offers commercial loans to finance various activities in the Philadelphia metropolitan area, some of which are secured in part by additional real estate collateral, such as business property and/or personal residences. The Savings Bank originates commercial loans through its subsidiary, PSA Financial Corp. See "SUBSIDIARIES." At December 31, 1998, commercial loans totalled approximately $3.07 million or 4.17% of the total loan portfolio. Commercial loans are offered with either adjustable or fixed interest rates. Adjustable rates are tied to the Savings Bank's prime rate plus a margin.

     Underwriting standards employed by the Savings Bank for commercial loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan from normal cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant. Commercial loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. The Savings Bank generally obtains personal guarantees from the borrower or a third party as a condition to originating its commercial loans.

     Consumer Loans. As of December 31, 1998, consumer loans totalled $1.17 million, or 1.59%, of the Savings Bank's total loan portfolio. The principal types of consumer loans offered by the Savings Bank are home equity loans and lines of credit, unsecured personal loans, and loans secured by deposit accounts. The Savings Bank's subsidiary, PSA Consumer Discount Company, offers secured and unsecured personal loans. See "SUBSIDIARIES." Consumer loans are offered with maturities generally of less than ten years. The Savings Bank's home equity loans and lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 80% in the case of home equity loans and 70% in the case of lines of credit. Such loans are offered on both a fixed-rate and an adjustable-rate basis with terms of up to fifteen years.

     The underwriting standards employed by the Savings Bank for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity loans or lines of credit, the Savings Bank either obtains title insurance or obtains a title search report, depending on the particular loan.

     Consumer loans entail greater credit risk than do residential first mortgage loans, particularly in the case of consumer loan that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. See "--Delinquencies and Classified Assets -- Nonperforming Assets," "-- Loans Past Due and Nonperforming Assets," and "-- Classification of Assets" for information regarding the Savings Bank's loan loss experience and reserve policy.

Mortgage Banking Operations

     Through its subsidiary, TNMC, the Savings Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination, purchase, sale and servicing of first mortgage loans secured by one-to-four family homes. Such loans are sold either as individual loans, as mortgage-backed securities, or as participation certificates issued or guaranteed by FNMA or FHLMC. Loans may be sold either on a servicing retained or servicing released basis.

     As of December 31, 1998, the Savings Bank's equity investment in TNMC totaled $74,000. For the year ended December 31, 1998, TNMC's loan originations totaled $21.45 million and net income totaled $134,000. For the year ended December 31, 1998, 1997 and 1996, TNMC sold 98.30%, 89.10% and
81.79%, respectively, of the loans originated in that year.

     The Savings Bank plans to expand into the Philadelphia metropolitan market, including counties of New Jersey and Delaware, because management believes this market is more accustomed to obtaining mortgages from mortgage brokers as well as directly from banks and thrifts. The Savings Bank has implemented a strategy in this area to expand TNMC's operations in order to increase the origination of loans for sale in the secondary market and for its own portfolio and the expansion of its servicing portfolio.

     The Savings Bank expects that it will serve as the principal funding source for TNMC pursuant to a credit arrangement between the parties. TNMC originates loans in accordance with FNMA and FHLMC underwriting criteria or the criteria of private investors.

     During 1998, the Savings Bank established loan servicing capabilities. Loan servicing income provides a predictable source of fee income and servicing values are generally countercyclical to the origination side of the mortgage banking business. At December 31, 1998, the Savings Bank mortgage servicing portfolio consisted of $9.46 million in loans serviced for FNMA.

     Because mortgage originations fluctuate significantly with economic conditions, mortgage banking revenues are very cyclical. To the extent TNMC revenues and profits become, as expected, a significant component of the Savings Bank's consolidated revenues and net income, earnings of the Savings Bank could fluctuate materially.

     Loan Maturity and Re-pricing Schedule. The following table set forth the maturity or period of re-pricing of the Savings Bank's loan portfolio at December 31, 1998. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due.

                                                 Amounts At December 31, 1998

                                         Multi-Family                Consumer
                                             and                        and
                            One to Four   Commercial                Commercial
                              Family      Real Estate  Construction  Business    Total Loans
Amounts due:
Non-accrual                     $1,239           $370           $0          $0      $1,609

Within one year                  1,739          1,817        3,286       3,361      10,203

After one year:
   1-3 years                       578          3,261            0         309       4,148
   3 to 5 years                  2,269          5,877            0         348       8,494
   5 to 10 years                 5,288          3,201            0         224       8,713
   Over 10 years                38,683          1,772            0           0      40,455

Total due after one year        46,818         14,111            0         881      61,810

Total amounts due              $49,796        $16,298       $3,286      $4,242     $73,622


     Loan Origination, Purchase and Sale Schedule. The following table shows total loans originated, purchased, sold and repaid during the periods indicated for the Savings Bank and its subsidiaries.

                                                                            For the Year Ended          For the Years Ended
                                                                                December 31,               September 30,
                                                                       1998       1997        1996      1995       1994
Loans receivable,net and loans held for sale at beginning of period   $68,490    $57,183      $54,318  $51,097    $52,816

Originations
    1-4 Family Residential Real Estate                                 45,237     28,318       20,038    4,447     14,041
    Other Real Estate                                                   5,649      5,377           24    4,214          0
    Consumer and commercial business loans                              6,761      3,248        1,033      961        398
        Total loan originations                                        57,647     36,943       21,095    9,622     14,439

Loans purchased                                                             0          0            0        0          0

Transfer to REO                                                          (443)
Principal repayments                                                  (25,171)    (9,648)      (8,821)  (5,996)   (11,526)
Sales of loans                                                        (21,083)   (16,152)      (9,378)  (2,451)    (4,667)

Increase(decrease) in loans in process                                   (131)       133          (31)     (19)        14
Increase(decrease) in allowance for loan losses                            66         31            0        0         21

Net increase(decrease) in loans                                        11,328     11,307        2,865    1,156     (1,719)

Loans receivable,net and loans held for sale at end of period         $79,818    $68,490      $57,183  $52,253    $51,097
                                                                      =======    =======      =======  =======    =======

     Loans-to-One Borrower. Savings banks are subject to the same loans-to-one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). As of December 31, 1998, the Savings Bank's largest loan to one borrower consisted of three loans to one borrower.
Of the three loans, two loans were commercial loans which had an aggregate outstanding balance of $441,000 and one loans was construction loan with an aggregate outstanding balance of $899,000 at December 31, 1998 and each of these loans is performing according to its terms.

Delinquencies and Classified Assets

     Collection Procedures. The Savings Bank's collection procedures provide that when a mortgage loan is unpaid within its grace period (either ten or fifteen days depending on the loan), a late notice will be sent to the borrower requesting payment.
If delinquency continues for approximately fifteen days, then a second notice may be sent and contact efforts are attempted to strengthen the collection process and obtain reasons for the delinquency. Plans to arrange a repayment plan may be made. If a loan becomes two months delinquent, the property is inspected in anticipation of foreclosure, a collection letter is sent, personal contact may be attempted, and the loan becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is given information regarding consumer counseling services, to the extent required by regulations of the PDOB, or the Pennsylvania Department of Housing and Urban Development. When a loan continues in a delinquent status for 60 to 90 days and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving 30 days to cure the delinquency. If the default is not cured, foreclosure proceedings are initiated.

     Nonperforming Assets. All loans, including residential mortgage loans, are placed on nonaccrual status when past due
90 days or more unless the loan is in the process of collection and the value of the collateral well exceeds the loan balance. Prior to 1997, residential mortgage loans were not placed on nonaccrual status unless the loan was delinquent for 12 months and the value of the mortgaged property did not exceed the loan balance. Consumer and unsecured loans are placed on nonaccrual upon becoming three months delinquent. Although the Savings Bank viewed its nonaccrual policy as justified based on historical experience, in 1997 it adopted a more conservative nonaccrual policy that it believes is more consistent with peer bank practice. No adjustment is made for interest accrued and unpaid at the time a loan is placed on nonaccrual status. Interest is discontinued and income is subsequently recognized only to the extent that cash payments are received, or until in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold. When real estate is acquired through foreclosure, by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. At December 31, 1998, the Savings Bank had approximately $629,000 of property acquired as a result of foreclosure.

     At December 31, 1998, the Savings Bank had nonperforming loans of $1.61 million, and a ratio of nonperforming loans to total loans of 2.19%. Of the total nonperforming loans, $1.24 million are single-family residential mortgage loans. At December 31, 1998, the Savings Bank had nonperforming assets of $2.24 million and a ratio of nonperforming assets to total assets of 1.36%. From 1994 to 1996 the Savings Bank's ratio of nonperforming loans to total loans exceeded 4%. This was due in large part to ineffective implementation of the Savings Bank's stated collection practices by Savings Bank personnel and outside counsel. New collection personnel were hired in 1997, resulting in the decline in the ratios of nonperforming loans to total loans and nonperforming assets to total assets.

     Loans Past Due and Nonperforming Assets. The following table sets forth information regarding the Savings Bank's loans 90 days or more past due, loans 90 days or more past due and accruing interest, and real estate acquired or deemed acquired by foreclosure at the dates indicated. For all the dates indicated, the Savings Bank did not have any material restructured loans within the meaning of SFAS No. 15.

                                                                  At December 31,        At September 30,
                                                         1998       1997      1996       1995        1994
Loans past due 90 days or more as to interest or
    principal and accruing interest                          $0       $200    $2,009     $1,565      $1,417
Nonaccrual loans(1)                                       1,609      1,894       770        770         738
Loans restructured to provide a reduction or deferral
of interest or principal                                      0          0         0          0           0
Total nonperforming loans                                 1,609      2,094     2,779      2,335       2,155
Real estate owned (REO)                                     629        457       465        482         330
    Total nonperforming assets                           $2,238     $2,551    $3,244     $2,817      $2,485
                                                         ======     ======    ======     ======      ======


Nonperforming loans to total loans                         2.19%      3.34%     5.21%      4.50%       4.21%
Nonperforming assets to total assets                       1.36       1.97      2.74       2.49        2.49
Allowance for loan losses to total
    loans                                                  0.41       0.38      0.39       0.40        0.41
Allowance for loan losses to
    nonperforming loans                                   18.89      11.37      7.45       8.91        9.65
Allowance for loan losses to
    nonperforming assets                                  13.58       9.33      6.38       7.38        8.37
Net charge-offs as a percentage of
    total loans                                            0.37       0.05      0.25       0.05           0

__________________
(1) The Savings Bank classifies as nonaccrual all loans three months or more delinquent. Prior to 1997, residential mortgage loans were classified as nonaccrual when the loan was delinquent 12 months and the value of the mortgaged property did not well exceed the loan balance.

     For the years ended December 31, 1998, 1997 and 1996, gross interest income of approximately $41,019, $49,696, and $157,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the related periods. No interest income on nonaccrual loans was included in income during such periods.

     In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure," that amends SFAS
No. 114 and eliminates its provision regarding how a creditor should report income on an impaired loan. Originally, SFAS
No. 114 would have required creditors to apply one of two allowable methods. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans, including methods that are required by certain industry regulators. SFAS No. 114 and SFAS No. 118 were adopted by Savings Bank beginning January 1, 1996. At December 31, 1998, the Bank's impaired loans consisted of two commercial real estate loans with a total recorded balance of $325,537 for which specific allowances of $16,227 have been established. At December 31, 1997, the Savings Bank's impaired loans consisted of two commercial real estate loans with a total balance of $321,052 for which specific allowances of $16,053 has been established.
At December 31, 1996, the Savings Bank's impaired loans consisted of smaller balance residential mortgage loans.

     Classification of Assets. The Savings Bank's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets such as debt and equity securities, considered to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. At December 31, 1998, the Savings Bank had $681,000 of substandard loans and $977,000 of "special mention" loans.

     When a savings bank classifies problem assets as either substandard or doubtful, it is required to establish general valuation allowances or "loss reserves" in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowance is subject to review by its regulatory agencies, which can order the establishment of additional general or specific loss allowances. The Savings Bank regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

     At December 31, 1998, the Savings Bank had no foreign loans and no loan concentrations exceeding 10% of total loans in the table "Analysis of Loan Portfolio." Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

     Potential problem loans consist of loans that are included in performing loans, but for which potential credit problems of the borrowers have caused management to have serious doubts as to the ability of such borrowers to continue to comply with present repayment terms. At December 31, 1998, loans past due between 30 and 89 days that are not included in the preceding table totalled $423,000.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the known and inherent risks in its loan portfolio and current economic conditions. Accordingly, the Savings Bank consistently applies a methodology to determine both the adequacy of the allowance for loan losses and the necessary provision for loan losses to be charged against earnings. This methodology includes:

     -- a detailed review of all classified assets to determine if any specific reserve allocations (which includes impaired loans) are required on an individual loan basis.

     -- the application of reserve allocations to all criticized and classified assets, based upon allocation percentages, with an "olem" (other loans especially mentioned), substandard or doubtful rating.

     -- the application of reserve allocations to installment and mortgage loans based upon historical charge-off experience for those loan types. The application of reserve allocations to all performing loans based upon historical actual losses incurred from all loan review categories.

     The Savings Bank provided $283,000, $60,000 and $132,000 to its allowance for loan losses for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the total allowance for loan losses was $304,000, which amounted to 13.58% of nonperforming assets. The Savings Bank will continue to monitor and modify the level of its allowance for loan losses in order to maintain it at a level that management considers adequate to provide for potential loan losses. As the Savings Bank continues to diversify its loan portfolio into commercial, commercial real estate and construction lending, the Savings Bank expects to increase its provisions for loan losses in future periods in order to increase the allowance for loan losses. For the years ended December 31, 1998, 1997 and 1996, respectively, the Savings Bank had $270,000, $29,000 and $133,000 in
charge-offs against this allowance.

     Analysis of the Allowance For Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                        Year Ended
                                                        December 31,               Years Ended September 30,
                                           1998           1997         1996          1995             1994
Allowance, beginning of period             $238           $207         $208           $208            $187
Charge-offs:
  Real Estate: One-to-four-family           270             29          125             27
  Consumer                                                                8
Total charge-offs                           270             29          133             27               0
Total recoveries                             53              0            0              0               0
    Net charge-offs (recoveries)            217             29          133             27               0
Provision charged to operations             283             60          132             27              21
Allowance, end of period                   $304           $238         $207           $208            $208
                                           ====           ====         ====           ====            ====


     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated.

                                            At December 31,                                       At September 30,
                                   1998                1997                1996                1995               1994
                             Amount  Percent(1)  Amount  Percent(1)  Amount  Percent(1)  Amount  Percent(1) Amount  Percent(1)

Residential including
    multifamily real estate   $109      69.78%   $166       72.71%   $150       85.70%   $150      83.91%    $149       85.07%
Commercial real estate
    and commercial
    business                    88      28.63      67       25.38      44       12.39      39      14.21       46       13.57
Consumer                         4       1.59       5        1.91      13        1.91      16       1.88        3        1.36
Unallocated                    103          0                           0           0       3          0        9           0
    Total                     $304     100.00%   $238      100.00%   $207      100.00%   $208     100.00%    $207      100.00%
                              ====     ======    ====      ======    ====      ======    ====     ======     ====      ======

_______________
(1)  Represents percentage in each category to total loans.

Investment Activities

     The Savings Bank's investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. The carrying value of the Savings Bank's investment securities and mortgage-backed securities portfolio totalled $44.30 million at December 31, 1998 compared to $27.62 million at December 31, 1997. The Savings Bank's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totalled $34.96 million at December 31, 1998 compared to $27.89 million at December 31, 1997, a increase of $7.07 million or 25.35%. The majority of the Savings Bank's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At December 31, 1998, mortgage-backed securities totalled $23.40 million. The majority of this amount represents securities that were issued or guaranteed by either FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). The Savings Bank historically maintains high levels of interest-earning deposits as part of its strategy for meeting liquidity requirements and improving interest sensitivity.

     The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." The Savings Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Savings Bank's loan origination and other activities.

     Pursuant to SFAS No. 115, which the Savings Bank adopted in 1994, the Savings Bank classifies its investment securities and mortgage-backed securities as either held-to-maturity, available for sale or trading. Available for sale and trading securities are carried at market value, while held-to-maturity securities are carried at amortized cost. At December 31, 1998, $5.32 million of the Savings Bank's investment securities and mortgaged-backed securities were classified held-to-maturity and $38.98 million of the Savings Bank's investment securities and mortgaged-backed securities were classified available for sale. The Savings Bank did not carry any trading securities at December 31, 1998.

     The Savings Bank's Board of Trustees has also adopted an investment policy which identifies acceptable types of investments for the Savings Bank and establishes criteria to guide management in classifying investments as prescribed by SFAS No. 115. The policy also authorizes the Savings Bank's investment officer to make single investments of up to $1 million. Under the investment policy the Savings Bank may invest in certain AAA rated derivative securities. As of December 31, 1998, the Savings Bank had no collateralized mortgage obligations. The Savings Bank may not invest in high-risk collateralized mortgage obligations ("CMOs") and the Savings Bank's investment officer must periodically analyze the risk of any CMO held by the Savings Bank to determine that such securities are not within the high-risk category.

     On January 29, 1999, the Holding Company purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, of McGuire Performance Solutions, Inc. ("MPS"). The Holding Company purchased the shares for $.78125 per share for a total cost of $1,250,000. The Holding Company owns 100% of MPS's Series A Convertible Preferred Stock. MPS is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

     Carrying and Market Value of Investment and Mortgage-Backed Securities. The following table sets forth certain information regarding the carrying and market values of the Savings Bank's investment securities and mortgage-backed securities in the Savings Bank's held-to-maturity portfolio for the periods indicated.

                                                Held to Maturity
                                                 At December 31,
                                                      1998
                                    Gross        Gross
                                  Amortized   Unrealized   Unrealized  Fair
                                     Cost        Gains       Losses    Value
                                                 (In Thousands)
Investment Securities:
Debt:
  FNMA                             $ 1,000        $  1         $-      $ 1,001
  FHLMC                              2,996           8          -        3,004
    Total Debt Securities held
      to maturity                    3,996           9          -        4,005
Mortgage-backed securities:
  GNMA                               1,269          74                   1,343
  FHLMC                                 58           4          -           62
    Total mortgage-backed
      securities held to
      maturity                       1,327          78          -        1,405
    Total securities held to
      maturity                     $ 5,323        $ 87         $-      $ 5,410

                                                Held to Maturity
                                                 At December 31,
                                                      1997
                                    Gross        Gross
                                  Amortized   Unrealized   Unrealized  Fair
                                     Cost        Gains       Losses    Value
                                                 (In Thousands)
Investment Securities:
Debt:
  FNMA                             $ 7,219        $  8          $-     $ 7,227
  FHLMC                              1,000           8           -       1,008
    Total Debt Securities held
      to maturity                    8,219          16           -       8,235
Mortgage-backed securities:
  GNMA                               1,980         105           -       2,085
  FHLMC                                 88           9           -          97
    Total mortgage-backed
      securities held to
      maturity                       2,068         114           -       2,182
    Total securities held to
      maturity                     $10,287        $130          $-     $10,417

     The following table presents the estimated fair value of investment securities and mortgage-backed securities available for sale and the net unrealized gain or loss at the periods indicated:

                                              Available for Sale
                                             At December 31, 1998
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost        Gains       Losses      Value
                                                (In Thousands)
Investment Securities:
  Equity:
    Investments in mutual funds   $ 2,354        $ -          $1       $ 2,353
  Debt:
    FNMA Notes                      3,500         11           -         3,511
    Municipal Tax-exempt            3,544          -           -         3,544
    FHLB Notes                      6,498          -           -         6,498
    SLMA                            1,000          1           -         1,001
      Total Debt Securities held
        to maturity                14,542         12           -        14,554
  Mortgage-backed securities:
    FNMA                           11,884          -           6        11,878
    GNMA                           10,195          -           -        10,195
    Total mortgage-backed
      securities available
      for sale                     22,079          -           6        22,073
    Total available-for-sale
      securities                  $38,975        $12          $7       $38,980


                                              Available for Sale
                                             At December 31, 1997
                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized     Fair
                                    Cost        Gains       Losses      Value
                                                (In Thousands)
Investment Securities:
  Equity:
    Investments in mutual funds   $ 2,354        $12         $ -       $ 2,366
  Debt:
    FHLB Notes                      7,995         23           -         8,018
    Federal Farm Credit             2,000         12           -         2,012
    FNMA                              998         13           -         1,011
    SLMA                            1,000          -           6           994
      Total Debt Securities
        available for sale         11,993         48           6        12,035
  Mortgage-backed securities:
    FNMA                            2,227          -          65         2,162
    FHLMC                             778          -           6           772
    Total mortgage-backed
      securities available
      for sale                      3,005          -          71         2,934
    Total available-for-sale
      securities                  $17,352        $60         $77       $17,335

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, and weighted average yields for the Savings Bank's investment securities and mortgage-backed securities portfolios classified as being held to maturity and available for sale at December 31, 1998. Adjustable-rate, mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                                      At December 31, 1998

                                In one year         After one year      After five years
                                  or less            to five years        to ten years        Over ten years
                                                                                                                 No Stated
                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average    Maturity
                               Value     Yield      Value     Yield      Value     Yield      Value     Yield    or Rate     Total
Held to maturity:
  Investment Securities       $    -        -       1,996      6.37%    $1,000     6.50%     $ 1,000     7.09%    $    -    $ 3,996
  Mortgage-backed
    securities                     -        -           -         -          -        -        1,327     8.50%         -      1,327
      Total held to
        maturity              $    -        -      $1,996      6.37%    $1,000        0      $ 2,327    15.59%    $    -    $ 5,323

Available for sale:
  Investment Securities       $    -               $5,998      5.78%    $4,000     6.80%     $ 4,544     5.41%    $2,354    $16,896
  Mortgage-backed securities   1,182     5.50%        589      5.50%         -        -       20,308     6.75%         -     22,079
    Total available for sale  $1,182     5.50%     $6,587     11.28%    $4,000     6.80%     $24,852    12.16%    $2,354    $38,975

Sources of Funds

     General. Deposits are the major source of the Savings Bank's funds for lending and other investment purposes. In addition to deposits, the Savings Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are attracted principally from within the Savings Bank's market area through the offering of a broad selection of deposit instruments including checking accounts, passbook savings accounts, statement savings accounts, money market deposit accounts, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The Savings Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Savings Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Savings Bank does not obtain deposits through brokers, nor does it solicit funds outside its market area.

     The Savings Bank's deposit pricing strategy seeks to retain passbook savings deposit accounts as an important funding source. Management's experience is that its customer base finds the traditional passbook savings account attractive even though higher yields may be available from alternative deposit products. Accordingly, the Savings Bank typically prices its passbook product above its large commercial bank competitors whose pricing strategy is designed for a larger and more diverse market.

     The following table sets forth the savings account activities for the Savings Bank for the periods indicated.

                              Year Ended            Year Ended
                             December 31,          September 30,
                        1998     1997     1996     1995     1994
Increase before
  Interest credited   $15,003   $4,249   $  527   $3,187   $  587
Interest credited       4,424    3,911    3,571    3,437    3,038
  Net deposit
    increase          $19,427   $8,160   $4,098   $6,624   $3,625


     The following tables set forth the composition of savings deposits in the various types of savings accounts offered by the Savings Bank between the dates indicated.

                                                  At December 31,
                                                        1998
                                                                     Weighted
                                                                      Average
                                                        % of          Nominal
                                        Balance       Deposits         Rate
Savings deposit accounts               $ 28,952         22.59%         2.50%
NOW Accounts                             13,016         10.16          0.38
Money market accounts                     8,705          6.79          3.53
Retail certificate of deposit            72,096         56.25          5.42
Jumbo certificates of deposit(1)          5,391          4.21          5.58
Total deposits                         $128,160        100.00%

                                       At December 31,                  At December 31,
                                            1997                              1996

                                                      Weighted                        Weighted
                                                       Average                        Average
                                             % of      Nominal                % of    Nominal
                                 Balance   Deposits     Rate      Balance   Deposits    Rate
Savings deposit accounts        $ 29,694     27.31%     2.50%    $ 28,992     28.83%     2.49%
NOW Accounts                       8,535      7.85      0.90        9,105      9.05      1.09
Money market accounts              7,201      6.62      3.57        6,266      6.23      3.63
Retail certificate of deposit     57,536     52.91      5.57       50,175     49.89      5.41
Jumbo certificates of
  deposit(1)                       5,768      5.31      5.81        6,036      6.00      5.72
    Total deposits              $108,734    100.00%              $100,574    100.00%

_______________________
(1) Includes only certificates of deposit of $100,000 or more bearing negotiated rates.

     Time Deposit Maturities. The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                     Period to Maturity from December 31, 1998
                    Within       One to
                   One Year   Three Years   Thereafter    Total
                                  (In Thousands)

Less than 4.00%     $   770      $   29       $  263     $ 1,062
4.001% - 6.000%      62,627       8,928        1,501      73,056
6.001%  -  8.000%     1,958         575          789       3,322
8.001%  -  10.000%       25          22          -            47
over 10.000%            -           -            -           -
  Total             $65,380      $9,554       $2,553     $77,487

     Large Certificates of Deposit Maturities. The following table indicates the amount of the Savings Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1998.

                                                    Certificates
          Maturity Period                            of Deposit
                                                   (In thousands)

One year or less                                       $11,991
Over one year though two years                           1,179
Over two years through three years                         159
Over three years through five years                        566
Over five years through ten years                          -
Over ten years                                             -
                                                       $13,895


Borrowings

     Savings deposits are the primary source of funds for the Savings Bank's lending and investment activities and for its general business purposes. If the need arises, the Savings Bank may rely upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1998, the Savings Bank had no FHLB advances outstanding.

Market Area and Competition

     The Savings Bank's market area includes the Philadelphia and metropolitan area and all counties contiguous thereto as well as counties of New Jersey and Delaware. This area has a large concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Savings Bank, and all of which are competitors of the Savings Bank to varying degrees. As a result, the Savings Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area, and the Savings Bank expects continued strong competition from such financial institutions in the foreseeable future. The Savings Bank's market area includes branches of several commercial banks that are substantially larger than the Savings Bank. The Savings Bank competes for savings deposits by offering depositors a high level of personal service.

     The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings institutions. This competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the Savings Bank's market area, as well as the increased efforts by commercial banks to expand mortgage loan originations.

     The Savings Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, interest rate levels and volatility of the mortgage markets.

Subsidiaries

     The Savings Bank owns three direct subsidiaries and one indirect subsidiary. See "Business of the Savings Bank -- Mortgage Banking Activities." TNMC is engaged in a mortgage banking business. See "Business of the Savings Bank -- Mortgage Banking Operations." PSA Service Corp. conducts real estate appraisals, processes credit applications and provides other services in connection with the origination of loans. PSA Financial Corp. primarily originates business loans and commercial real estate loans. Its subsidiary, PSA Consumer Discount Company, primarily originates consumer loans.

Personnel

     As of December 31, 1998, the Savings Bank had 48 full-time and no part-time employees. None of the Savings Bank's employees are represented by a collective bargaining group. The Savings Bank believes its relationship with its employees to be good.

Environmental Matters

     Environmental hazards have become a source of substantial risk and potential liability in the loan portfolios of financial institutions. If a property securing one or more of an institutions loans is environmentally contaminated, the institution may be adversely affected in several different ways. The value of the collateral could be impaired, environmental clean-up costs may impair the borrower's repayment ability, liens held by the institution against the contaminated property may be subordinated to state and/or federal liens securing clean-up costs, and the institution against the contaminated property may be subordinated to state and/or federal liens securing clean-up costs if it has foreclosed on the property or if it is deemed to have become involved in management of the borrower. To minimize these risks, the Savings Bank may require an environmental examination of the property of any borrower or prospective borrower if consideration of the potential loss to the Savings Bank in relation to the burdens to the borrower. The costs of such examinations and reports are generally the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Savings Bank. The Savings Bank is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding which is likely to have a material adverse impact on the financial condition or results of operations of the Savings Bank.

                           REGULATION

General

     The Savings Bank is a Pennsylvania-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the SAIF (to the extent such deposits were assumed from the Savings Bank's mutual savings bank predecessor) or the BIF (in the case of other insured deposits). The Savings Bank is subject to extensive regulation by the PDOB, as its chartering agency, and by the FDIC, as its primary federal regulator and deposit insurer. The Savings Bank must file reports with the PDOB and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to engaging in certain activities and transactions including, but not limited to, mergers and acquisitions. The PDOB and the FDIC periodically examine the Savings Bank to assess its compliance with various regulatory requirements. State and federal regulation and supervision create a framework within which the Savings Bank must operate and are intended primarily for the protection of the FDIC insurance funds and depositors rather than shareholders.

Regulation of the Holding Company

     General. The Holding Company is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Holding Company's activities and those of its subsidiary are limited to the business of banking and activities closely related or incidental to banking, and the Holding Company may not directly or indirectly acquire the ownership or control or more than 5% of any class of voting shares or substantially all of the assets of any company, including the bank, without prior approval of the Federal Reserve.

     The Savings Bank is subject to supervision and examination by applicable federal and state banking agencies. The Savings Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the PDOB. In addition, because the deposits of the Savings Bank are insured by the FDIC, the Savings Bank is subject to regulation by the FDIC. The Savings Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Savings Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve in attempting to control the money supply and credit availability in order to influence the economy.

     Holding Company Structure. The Savings Bank is subject to restrictions under federal law which limit its ability to transfer funds to the Holding Company, whether in the form of loans, other extensions of credit, investments and asset purchases. Such transfers by the Savings Bank to the Holding Company are generally limited in amount to 10% of the Savings Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Savings Bank has never made any loan or extension of credit to the Holding Company nor has it purchased any assets from the Holding Company.

      Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to the Savings Bank and to commit resources to support the Savings Bank, i.e., to downstream funds to the Savings Bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by a bank holding company to the Savings Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Savings Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of the Savings Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of the Savings Bank

     Pennsylvania Savings Bank Law. The Savings Bank is incorporated under the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"). The Banking Code contains detailed provisions governing the Bank's organization, the location of its offices, the rights and responsibilities of its trustees, officers, employees, depositors and shareholders, and its savings, investment and other operations. The Banking Code delegates extensive rulemaking power and administrative discretion to the PDOB.

     The PDOB generally examines each savings bank not less frequently than once every two years. Although the PDOB may accept the examinations and reports of the FDIC in lieu of the PDOB's examination, the current practice is for the PDOB to conduct individual examinations. The PDOB may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, employee or attorney of a savings bank engaged in an objectionable activity, after the PDOB has ordered the activity to be terminated, to show cause at a hearing before the PDOB why such person should not be removed.

     Interstate Acquisitions. The Commonwealth of Pennsylvania has enacted legislation regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The statute dealing with savings institutions authorizes (i) a savings bank, savings and loan association or holding company thereof located in another state (a "foreign institution") to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered savings bank and (ii) the establishment of branches in Pennsylvania by foreign institutions, in each case subject to certain conditions including (A) reciprocal legislation in the state in which the foreign institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania savings institutions and (B) approval by the PDOB. Pennsylvania law also provides for nationwide branching by Pennsylvania-chartered savings banks and savings and loan associations, subject to the PDOB's approval and certain other conditions.

     On September 29, 1994, the United States Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), which amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law currently allows the acquisition by a bank holding company of a bank located in another state, interstate bank mergers and branch purchase and assumption transactions. Only a few states have "opted-out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions.

     Pursuant to the Interstate Banking Law, states may also enact legislation to allow for de novo interstate branching by out of state banks.

     Capital Maintenance. FDIC regulations require FDIC-insured state-chartered savings banks, such as the Savings Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% Tier 1 capital to total assets for institutions in the strongest financial and managerial condition, with a CAMEL rating of "1" (the highest rating of the FDIC for banks). For all other banks, the minimum leverage ratio is at least 4% to 5%. Tier I capital consists principally of common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital plus supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     Tier 2 capital includes certain perpetual preferred stock, hybrid capital instruments, including certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and a limited amount of the general allowance for loan and lease losses. The amount of the allowance for loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets and 100% of Tier 1 capital. Overall, the amount of capital counted toward Tier 2 capital cannot exceed 100% of Tier 1 capital. At December 31, 1998, the Savings Bank met its capital requirements.

     FDICIA requires the Federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The agencies have adopted a specific rule applicable to institutions whose investment portfolio trading activity exceeds 10% of total assets or $1 billion. The Savings Bank is not subject to this rule.
The agencies have stated that they will also consider the effects of market and credit risk and nontraditional activities on a case-by-case basis, and could impose higher capital requirements on any institution.

     Virtually identical capital requirements are imposed on the Holding Company and enforced by the FRB. The Savings Bank is also subject to PDOB capital guidelines. Although not adopted in regulation form, the PDOB utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

     Insurance of Deposit Accounts. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. As of December 31, 1998, the Savings Bank was well capitalized for purposes of calculating insurance assessments.

     On September 30, 1996, the President signed into law the Omnibus Appropriations' Act that included legislation to capitalize the Savings Association Insurance Fund with a one-time special assessment. The special assessment was paid on the amount of SAIF-assessable deposits held by the institution as of March 31, 1995 and the amount of any SAIF assessable deposits acquired by the institution after that date. The Savings Bank recognized an expense of $567,000 in the third quarter of 1996. Since the SAIF was deemed recapitalized as of October 1, 1996, the FDIC also set a new premium range for the fourth quarter of 1996. Consequently, the Savings Bank received a refund of $58,000 for the fourth quarter of 1996. The FDIC approved a final rule establishing a new range of premiums for SAIF and BIF insured deposits effective January 1, 1997. The FDIC calculated deposit insurance assessments at the rate of $0.00 for every $100 of deposits for banks in the lowest risk-based premium category and $0.27 for every $100 of insured deposits for banks in the highest risk-based category. The Savings Bank is presently in the lowest premium category.

     While the Savings Bank presently pays no premium for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress in 1989 to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. The Omnibus Budget Act also provided that the BIF deposits would be subject to 1/5 of the assessment to which SAIF deposits are subject for FICO bond payments through 1999. Beginning in 2000, BIF and SAIF deposits will be subject to the same assessment for FICO bonds. The FICO assessment for the Savings Bank for 1998 is $.012 for each $100 of BIF deposits and $.0588 for each $100 of SAIF deposits.

     The Savings Bank was chartered as a BIF-insured institution; however, it will continue to pay premiums to the SAIF at SAIF rates with respect to the deposits that it assumed in the MHC Reorganization. Therefore, a substantial portion of the Savings Bank's deposits are assessed at SAIF rates.

     Restrictions on Dividends. Dividend payments by the Savings Bank are subject to the Banking Code. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDI Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Savings Bank to pay dividends.

     Restrictions on Investment Authority of State-Chartered Banks. Section 24 of the FDI Act, and the FDIC regulations promulgated thereunder, generally limit the activities and equity investments of FDIC insured savings banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted or consented to by the FDIC. FDIC regulations governing the equity investments of FDIC insured savings banks generally prohibit equity investments by such banks and required the divestiture of such investments by December 19, 1996, unless certain conditions are met. The Savings Bank has no impermissible investments and does not conduct impermissible activities. Savings banks that do not engage in such activities but that desire to engage in other impermissible activities may apply for approval from the FDIC to do so.

     Transactions with Affiliates. Extensions of credit by the Savings Bank to executive officers, trustees, and principal shareholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O. These rules limit the aggregate amount of loans to any such individual and their related interests, and require that all such loans be pre-approved by the full Board of the Holding Company voting without such person being present. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of such persons, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, trustees, principal shareholders, or employees of the institution. Loans can be made to employees, including executives and trustees, on more favorable terms than to the general public, if all employees are eligible for such preferential terms. Regulation O also sets forth additional limitations on extensions of credit by an institution to its executive officers. Management believes that the Savings Bank is in compliance with Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O.

     Federal Reserve System. Under Federal Reserve regulations, the Savings Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves of 3% must be maintained against net transaction accounts of $47.8 million or less (subject to adjustment by the Federal Reserve) and $1.43 million plus 10% of net transaction accounts in excess of $47.8 million. The Savings Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets.

     Federal Home Loan Bank System. As a condition of approval to the Savings Bank's conversion from a state-chartered savings association to a state-chartered savings bank in 1990, the Savings Bank is required to retain its membership in the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Savings Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Savings Bank is in compliance with this requirement, with an investment in FHLB of Pittsburgh stock at December 31, 1998 of $572,200. FHLB advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Savings Bank's net interest income would likely also be reduced.

                        FEDERAL TAXATION

     General. Upon consummation of the Conversion and Reorganization, the Holding Company and the Savings Bank reports their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Savings Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Savings Bank or the Holding Company.

     Bad Debt Reserve. Historically, savings institutions such as the Savings Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Savings Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Savings Bank's actual loss experience, or a percentage equal to 8% of the Savings Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Savings Bank's loss experience, the Savings Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996, as amended by the Taxpayer Relief Act of 1997 (for qualifying thrifts which are S corporations)." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Savings Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Savings Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Savings Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Savings Bank makes "nondividend distributions" to the Holding Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Savings Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Savings Bank's taxable income. Nondividend distributions include distributions in excess of the Savings Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Savings Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Savings Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" and "DIVIDEND POLICY" for limits on the payment of dividends by the Savings Bank. The Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on the alternative minimum taxable income ("AMTI") of certain corporations at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Savings Bank's adjusted current earnings exceeds its OMIT (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environment tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Savings Bank, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Holding Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations which elect to file a consolidated return. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Savings Bank will not file a consolidated tax return, except that if the Holding Company or the Savings Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted assuming the applicable holding period has been satisfied.

Item 2.   Description of Property.

     As of December 31, 1998, the Savings Bank conducted its business through an executive/administrative office and six full-service offices. In December 1998, the Savings Bank sold its branch administrative office for $220,000 and recognized a loss of $9,000. The Savings Bank owns five of the six full-service offices. The aggregate net book value of the Savings Bank's office premises and equipment was $990,000 as of December 31, 1998. The Savings Bank is leasing its Center City full-service office and executive office for a term of eleven years. Lease expense for the years ended December 31, 1998, 1997 and 1996 was $281,698, $ 265,118 and $79,908, respectively.

Item 3.   Legal Proceedings.

     Periodically, there have been various claims and lawsuits involving the Savings Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Savings Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Savings Bank's business. The Savings Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Savings Bank.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     None.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters.

     The common stock of PSB Bancorp, Inc. is traded over-the-counter and is quoted in the NASDAQ Stock Market. The NASDAQ
symbol is PSBi.   Prior to the Reorganization and Conversion, the
Public Savings Bank Shares traded on the OTC Bulletin Board under the symbol "PSBI." The following table sets forth the high and low trading prices, as reported by NASDAQ, since the Conversion and Reorganization on July 17, 1998. As the table indicates, the Holding Company has never declared cash dividends.

                                                          Cash
                                                        Dividend
                                         High    Low    Declared
Year ended December 31, 1998

Quarter ended September 30, 1998        9.188   6.500       -
Quarter ended December 31, 1998         8.000   6.250       -

January 1, 1999 to Present

Quarter ended March 31, 1999
  (through March 18, 1999)              8.000   7.500       -


     Dividend payments by the Savings Bank are subject to the restrictions of the Banking Code. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Savings Bank to pay dividends.

Item 6.   Selected Financial Data.

                                         At and for the                 At and for the
                                           Year Ended                    Year Ended
                                          December 31,                  September 30,
                                  1998        1997        1996        1995        1994
BALANCE SHEET DATA:
Total assets                    $164,007    $129,338    $118,435    $113,232    $ 99,696
Cash and cash equivalents         34,957      27,888      31,622      29,777      21,371
Loans receivable, net             72,880      61,915      52,586      51,212      50,912
Loans held for sale                6,938       6,575       4,598       1,041         185
Investment securities             20,903      22,621      18,973      20,737      16,362
Mortgage-backed securities        23,400       5,002       5,942       6,905       7,382
Deposits                         128,160     108,734     100,574      94,588      89,429
Retained earnings or
  Shareholders' equity(1)         30,393      14,998      14,169       9,491       8,339
Book value per share                9.80       12.55       11.94         -           -
SUMMARY STATEMENT OF
  OPERATIONS:
Interest Income                   10,097       8,740       8,039       7,270       6,714
Interest Expense                   5,090       4,564       4,118       3,443       3,045
  Net interest income              5,007       4,176       3,921       3,827       3,669
Provision for loan losses            283          60         133          27          21
Net interest income after
  provision for loan losses        4,724       4,116       3,788       3,800       3,648
Noninterest income                 1,315       1,071         915         876         674
Noninterest expense (2)            4,625       4,134       4,363       3,584       3,211
Income before income taxes         1,414       1,053         340       1,092       1,111
Income tax provision                 502         345         201         433         470
Net Income                           912         708         139         659         641
Earnings per share - basic(3)   $   0.31    $   0.61    $   0.12    $    -      $    -
Earnings per share - diluted    $   0.31    $   0.60    $   0.12    $    -      $    -
PERFORMANCE DATA:
Return on average assets(4)         0.62%       0.57%       0.12%       0.60%       0.63%
Return on average equity(4)         4.00%       4.83%       0.98%       6.94%       7.24%
Dividend payout                      -           -         31.25%        -           -
Equity to assets                   15.62%      11.88%      12.29%       8.65%       8.74%
Interest rate spread                2.65%       3.01%       3.00%       3.32%       3.61%
ASSET QUALITY RATIOS:
Nonperforming loans to total
  loans                             2.19%       3.34%       5.21%       4.50%       4.21%
Nonperforming assets to total
  assets                            1.36%       1.97%       2.74%       2.49%       2.49%
Allowance for loan losses to
  total loans                       0.41%       0.38%       0.39%       0.40%       0.41%
Allowance for loan losses to
  nonperforming loans              18.89%      11.37%       7.45%       8.91%       9.65%
Allowance for loan losses to
  nonperforming assets             13.58%       9.33%       6.38%       7.38%       8.37%
Net charge-offs as a percentage
  of total loans                    0.37%       0.05%       0.25%       0.05%        -
Loans past due 90 days or more
  as to interest or principal
  and accruing interest         $    -      $    200    $  2,009    $  1,565    $  1,417
Nonaccrual loans                   1,609       1,894         770         770         738
Total nonperforming loans          1,609       2,094       2,779       2,335       2,155
Real estate owned (REO)              629         457         465         482         330
Total nonperforming assets         2,238       2,551       3,244       2,817       2,485

_________________
(1)  Includes only retained earnings prior to the MHC
     Reorganization completed on October 20, 1995.

(2) The Savings Bank was assessed a one-time fee of $567,000 in 1996 to recapitalize the SAIF.

(3) Represents earnings per share for the Savings Bank for periods prior to the period ended December 31, 1998.

(4)  Ratios annualized.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Business Strategy of the Savings Bank

     The Savings Bank's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent (financial institution). Generally, the Savings Bank seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, mortgage-backed securities and other liquid investment securities. The Savings Bank started an expansion of its branch network by opening a branch in Center City Philadelphia on June 14, 1996. The Savings Bank plans further expansion of its branch network in areas contiguous to its current market and then into the suburbs of Philadelphia by opening branch offices or acquiring the branches of other institutions. On March 19, 1999, the Holding Company and the Savings Bank signed a definitive agreement to acquire First Bank of Philadelphia ("FBKP"), a one branch bank located in Philadelphia with $63.5 million in assets and $57.5 million in deposits.

     The Savings Bank is also expanding the operations of TNMC, its mortgage banking subsidiary, in an effort to increase its fee income. Retail mortgage origination is being expanded by maintaining a staff of six commissioned sales people to solicit mortgage loans throughout the Philadelphia metropolitan area and surrounding counties in Pennsylvania, New Jersey and Delaware; wholesale mortgage origination is being expanded by originating, processing and servicing loans for other mortgage companies; alternative mortgage lending is being expanded through telemarketing origination programs for B through D quality paper and FHA streamline programs. See "SUBSIDIARIES."

     The Savings Bank is increasing loan originations through its existing office network and is increasing origination of other loan products separate from TNMC such as commercial real estate loans, commercial business loans, construction loans and consumer loans. During the year ended December 31, 1998, loan originations other than residential mortgage loans totalled $33.86 million or 58.73% of originations during the period. This increased origination of loans other than residential mortgage loans reflects management's effort to diversify the Savings Bank's loan portfolio, achieve a higher net interest margin and reduce interest rate risk through the origination of higher yielding assets. This diversification strategy represents a conscious effort by management to migrate over time from the profile of a thrift institution to a profile more typical of a commercial bank.
The Savings Bank expects this diversification trend to continue and accelerate with the acquisition of FBKP. In connection with that transaction, the Savings Bank will merge into FBKP which will be the surviving subsidiary of the Holding Company. As a result the Holding Company's operating subsidiary will hold a commercial bank charter rather than a savings bank charter.

     The Savings Bank's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market; (2) expanding its mortgage banking operations through the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing the origination for portfolio of commercial real estate, construction, commercial business and consumer loans which generally bear higher interest rates and have shorter terms than residential mortgage loans. The Savings Bank's expansion strategy has resulted in materially increased operating expenses associated with the lease of the Center City Philadelphia office space, related equipment expense and salary and benefit expenses for personnel expansion. Also as expected, the generation of increased revenues from the new branch and the mortgage banking operation has lagged recognition of these additional expenses.

Financial Condition -- December 31, 1998 Compared to December 31,
1997

     The Savings Bank's total assets increased $34.67 million or 26.81% to $164.01 million at December 31, 1998 from
$129.34 million at December 31, 1997. The increase in assets was primarily the result of higher levels of cash and cash equivalents, net loans, loans held for sale and mortgage-backed securities which were partially offset by a decrease in investment securities and office properties and equipment.

     Net loans increased by $10.96 million to $72.88 million at December 31, 1998 from $61.92 million at December 31, 1997. The increase of 17.70% was primarily the result of increased loan origination of other loan products such as commercial real estate, commercial business loans, construction loans and consumer loans as well as modest growth in residential mortgage loans. Commercial real estate (nonresidential) increased by $3.30 million to $14.72 million at December 31, 1998 from $11.42 million at December 31, 1997. Commercial business loans increased by $1.17 million to $3.07 million at December 31, 1998 from $1.91 million at December 31, 1997. Construction loans increased by $689,000 to $3.29 million at December 31, 1998 from $2.60 million at December 31, 1997.

     Total investment securities (including mortgage-backed securities) increased $16.68 million, or 60.39%, to $44.30 million at December 31, 1998 from $27.62 million at December 31, 1997. The increase occurred because the Savings Bank transferred cash and cash equivalents and new deposit funds into higher yielding, one to five year maturity investment securities during the year ended December 31, 1998.

     Cash and cash equivalents, including interest-bearing deposits with banks, increased $7.07 million to $34.96 million at December 31, 1998 from $27.89 million at December 31, 1997. This increase was the result of cash provided from proceeds from the stock conversion, new deposits, maturities of investments and loan payments net of cash used for the purchase of investments, capital expenditures and disbursements of loan proceeds.

     Total liabilities increased to $133.61 million at December 31, 1998 from $114.34 million at December 31, 1997. This $19.27 million, or 16.85% increase reflected an increase in the Savings Bank's primary source of funds, saving deposits, which aggregated $128.16 million at December 31, 1998, an increase of $19.43 million, or 17.87% from $108.73 million at December 31, 1997.

     Shareholder's equity increased by $15.39 million, or 102.6%, from $15.00 million at December 31, 1997 to $30.39 million at December 31, 1998. This increase reflects the sale of stock by the Holding Company and the Savings Bank's earnings for the year ended December 31, 1998 and a decrease of $14,000 in unrealized gain (losses) (net of taxes) on investment and mortgage-backed securities held in the Savings Bank's available for sale portfolio as well as the release of uncommitted ESOP shares.

Results of Operations for the Years Ended December 31, 1998 and
December 31,1997

     General. The Savings Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its interest-earning assets (such as investments and mortgage-backed securities, other investment securities and loans), and its cost of funds (consisting of interest paid on deposits). The Savings Bank's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and services charges, net gains and losses on sales of mortgage-backed securities and other investments, and noninterest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Savings Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Savings Bank. In particular, the general level of market interest rates tends to be highly cyclical. In periods of high interest rates, earnings of the Savings Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Holding Company's Common Stock.

     Average Balance Sheet. The following table provides an analysis on a monthly basis of net interest income, setting forth for the periods (i) average assets, liabilities and shareholders' equity, (ii) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities,
(iii) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, and (iv) the Savings Bank's net interest margin (net interest income as a percentage of average total interest-earning assets).

                                                                              Years Ended December 31,
                                                      1998                          1997                       1996
                                              Average             Yield/    Average            Yield/  Average            Yield/
                                              Balance   Interest   Rate     Balance   Interest  Rate   Balance   Interest  Rate
                                             (Dollars in Thousands)        (Dollars in Thousands)     (Dollars in Thousands)
ASSETS
Interest-earning assets:
    Interest-earning deposits(1)               $40,396    $1,895    4.69%    $25,648   $1,210   4.72%   $27,803   $1,207   4.34%
    Investment securities                       18,029     1,201    6.66      23,182    1,616   6.97     18,880    1,183   6.27
    Mortgage-backed securities                   6,326       327    5.17       5,696      374   6.57      6,494      431   6.64
    Net loans(2)                                75,571     6,674    8.83      62,213    5,540   8.90     56,048    5,218   9.31
        Total interest-earning assets          140,322   $10,097    7.20%    116,739   $8,740   7.49%   109,225   $8,039   7.36%
Noninterest-earning assets                       5,604                         6,565                      6,777
    Total assets                              $145,926                      $123,304                   $116,002
                                              ========                      ========                   ========

LIABILITIES
Interest-bearing liabilities:
    Savings deposits                           $41,474     1,196    2.88%    $40,061    1,137   2.84%   $40,677    1,122   2.76%
    Certificates                                67,776     3,869    5.71      59,178    3,397   5.74     52,253    2,960   5.66
        Total deposits                         109,250     5,065    4.64      99,239    4,534   4.57     92,930    4,082   4.39
    Borrowed money                               2,737        25    0.91       2,621       31   1.18      1,505       36   2.39
        Total interest-bearing liabilities     111,987     5,090    4.55%    101,860    4,565   4.48%    94,435    4,118   4.36%
Non-interest-bearing liabilities                11,139                         6,798                      7,313
    Total liabilities                          123,126                       108,658                    101,748
Retained earnings or shareholders' equity       22,800                        14,646                     14,254
    Total liabilities and retained
        earnings or shareholders' equity      $145,926                      $123,304                   $116,002
                                              ========                      ========                   ========
Net interest income                                       $5,007                       $4,175                     $3,921
                                                          ======                       ======                     ======
Interest rate spread(3)                                             2.65%                       3.01%                      3.00%
Net yield on interest-earning assets(4)                             3.57%                       3.58%                      3.59%
Ratio of interest-earning assets to
    interest-bearing liabilities                                    1.25                        1.15                       1.16


__________________

(1) Includes interest-earning deposits with the Federal Home Loan Bank of Pittsburgh.
(2)  Includes nonaccrual loans.
(3) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Represents net interest earnings divided by average interest-earning assets.

     Rate/Volume Analysis. Net interest income is affected by changes in the mix of the volume and sales of interest-earning assets and interest-earning liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Savings Bank's interest income and interest expense during the periods indicated.

                                                  Year  Ended December 31,       Year  Ended December 31,
                                                        1998 vs. 1997                  1997 vs. 1996
                                                    Increase/(Decrease)            Increase/(Decrease)
                                                Volume     Rate    Total       Volume    Rate      Total
                                                      (In Thousands)                (In Thousands)
Interest earning assets:
    Investments(1)                                $348      ($78)    $270       $198      $238     $436
    Mortgage-backed securities                      33       (80)     (47)       (52)       (5)     (57)
    Loans(2)                                     1,109        25    1,134        549      (227)     322
        Total interest earning assets            1,490      (133)   1,357        695         6      701

Interest bearing liabilities:
    Deposits                                       532        (1)     531        380        72      452
    Borrowings                                       1        (7)      (6)        (6)        1       (5)
        Total interest bearing
            liabilities                            533        (8)     525        374        73      447
    Net change in net interest income             $957     ($125)    $832       $321      ($67)    $254
                                                 =====     =====    =====       ====      ====     ====

______________

(1) Includes interest-earning deposits and investment securities.
(2)  Includes non-accrual loans and loans held for sale.

     Net Income. The Savings Bank's net income totaled $912,000 and $708,000 for the year ended December 31, 1998 and December 31, 1997, respectively. Holding Company earnings per share for the year ended December 31, 1998 was $.31. Savings Bank earnings per share for the year ended December 31, 1997 was $.61. The decrease in earnings per share reflects the increased number of shares outstanding as a result of the completion of the Conversion and Reorganization.

     Interest Income. Total interest income increased by $1.36 million, or 15.56%, to $10.10 million for the year ended December 31, 1998, from $8.74 million for the year ended
December 31, 1997. This reflected a $23.58 million, or 20.20%, increase in average interest-earning assets. The increase in average interest-earning assets was comprised of a $14.75 million increase in average interest-earning deposits and a $13.36 million increase in average net loans. The increase in interest-earning assets generally reflected management's strategy of pursuing diversification of the Savings Bank's loan composition while maintaining adequate margins over minimum required capital levels.

     Interest Expense. Total interest expense increased to $5.09 million for the year ended December 31, 1998, from $4.56 million for the year ended December 31, 1997, representing an increase of $530,000 or 11.62%. Higher interest expense resulted from a $4.34 million increase in average-interest bearing liabilities and a 7 basis point increase in the average yield on interest-bearing liabilities. This increase in interest-bearing liabilities was comprised of a $8.60 million increase in higher yielding average certificates of deposit and a $1.41 million increase in average savings deposits. The Savings Bank attracts a significant portion of its deposits from its passbook product. Management's experience is that its customer base still finds the traditional passbook savings account attractive even though higher yields may be available from alternative deposit products. Accordingly, the Savings Bank prices its passbook product above its large commercial bank competitors. As a result, the Savings Bank has been able to fund operations with a significant percentage of passbook savings accounts and thereby achieve a comparatively low cost of funds.

     Provision for Loan Losses. The Savings Bank makes a provision to its allowance for loan losses to protect the Savings Bank against possible but not yet identified losses inherent in the Savings Bank's loan portfolio. This provision is recognized for financial reporting purposes as a reduction of income. In making such provision, management of the Savings Bank considers, among other factors, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Effective January 1, 1997, interest is discontinued on all loans that are contractually past due 3 months. Prior to January 1, 1997, interest was discontinued on residential loans that were contractually past due 12 months, unless the value of the mortgaged property well exceeded the loan balance in which case interest continued to accrue until the loan balance plus accrued interest equaled the fair market value of the property securing the loan. Interest was discontinued on commercial, consumer and unsecured loans that were contractually past due 3 months. During the years ended December 31, 1998, 1997 and 1996, the Savings Bank had charge-offs against the allowance for loan losses of $270,000, $29,000 and $133,000, respectively, reflecting write-offs on several different loans in both periods. During such periods, the Savings Bank provided $283,000, $60,000 and $133,000, respectively, for loan losses in order to protect against future losses. The provision for loan
losses was higher in 1998 compared to prior periods.   This
occurred because of the planning and implementation of the loan
diversification strategy.   Management expects the provision for
loan losses to increase in future periods as the Savings Bank achieves its diversification strategy. In addition, the provision for loan losses may increase in 1999 if management determines that losses inherent in the existing portfolio of nonaccrual loans exceeds anticipated recoveries.

     Net Interest Income After Provision for Loan Losses. Net interest income after the provision for loan losses for the year ended December 31, 1998, increased to $4.72 million from $4.12 million for the year ended December 31, 1997, an increase of $600,000, or 14.56%.

     Noninterest Income. Noninterest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Noninterest income increased by $250,000, or 23.36%, to $1.32 million for the year ended December 31, 1998 from $1.07 million for the year ended December 31, 1997. The principal reasons for the increase in noninterest income was a $307,000 increase in gain on sale of loans to $863,000 in 1998 from $556,000 in 1997 due to an increase in the number of loans sold by TNMC in 1998 and a $14,000 increase in service charges. This increase was offset by a $55,000 decrease in loan fees and a $22,000 decrease in other income.

     Noninterest Expense. Noninterest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Noninterest expense increased by $500,000, or 12.11%, to $4.63 million for the year ended December 31, 1998, from $4.13 million for the year ended December 31, 1997. The principal reasons for the increase was a $249,000 increase in compensation and employee benefits due to normal salary increases, a $21,000 increase in data processing costs, a $78,000 increase in expenses of real estate owned due to a write-down of REO and a $109,000 increase in other expenses.

     Income Taxes. Income tax provisions for the year ended December 31, 1998 and 1997 of $502,000 and $345,000, respectively, generally reflect the Savings Bank's pre-tax income at rates then in effect, except that a $37,000 and $37,000 deferred tax expense as a result of timing differences in the recognition of revenue and expenses for tax and financial statement purposes were realized in the December 31, 1998 and 1997 period, respectively.

Liquidity and Capital Resources

     The Savings Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe, by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Savings Bank, to be eligible for liquidity. The Savings Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. Using this formula, the Savings Bank's liquidity ratio was 58.14% as of December 31, 1998. The Savings Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows and loan commitments. The Savings Bank also adjusts liquidity as appropriate to meet its asset/liability management objectives.

     The Savings Bank's primary source of funds are deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investments securities, the sale of mortgage loans as part of TNMC's mortgage banking business and earnings provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions and competition. The Savings Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Savings Bank invests excess funds in short-term, interest-earning assets and other assets that provide liquidity to meet lending requirements and interest rate risk management objectives. Short-term, interest-earning deposits with the FHLB of Pittsburgh amounted to $33.54 million at December 31, 1998. At December 31, 1998, the Savings Bank had unfunded loan commitments of $2.23 million and certificates of deposit due to mature within one year of $65.67 million. The Savings Bank believes it has sufficient liquidity to meet these obligations. For additional information about cash flows from the Savings Bank, operating, financing and investment activities, see Item 8 herein.

Asset/Liability Management and Interest Rate Sensitivity Analysis

     Interest rate risk may be analyzed by examining the extent to which an institution's assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

     The Savings Bank's portfolio of adjustable rate loans constituted only 12.19% of the total loan portfolio at December 31, 1998. Accordingly, the Savings Bank's policy in recent years has been to reduce its exposure to interest rate risk by maintaining high asset liquidity through the purchase of short-term or adjustable-rate investment securities and mortgage-backed securities. Although this requires the Savings Bank to accept lower yields on these assets, it permits the Savings Bank to frequently reinvest proceeds of repayments and maturing securities to take advantage of changing interest rates. As part of its strategy to expand commercial, commercial real estate and consumer lending, the Savings Bank has also experienced growth in short-term loans that re-price more frequently and therefore more closely match market interest rates.

     Of the Savings Bank's $128.16 million in deposits at December 31, 1998, $50.67 million consisted of deposit accounts that are immediately withdrawable. The Savings Bank nevertheless believes that, based upon historical experience, a substantial portion of these deposits represent inelastic deposits and are not likely to be withdrawn because of changes in interest rates, nor are they likely to re-price as rapidly as changes in market interest rates.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, that are expected to re-price or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the earlier of the term of re-pricing or the contractual term of the asset or liability. Management believes that these assumptions approximate the standards used in the savings industry and considers them appropriate and reasonable.

                                                    More than   More Than   More Than   More Than
                                                    One Year    Two Years     Three    Five Years
                                       Within One    To Two     To Three    Years To     To Ten     More Than
                                          Year        Years       Years    Five Years     Years     Ten Years    Total
                                                         (Dollars in Thousands)
Interest Earning Assets:
    Loans(1)(2)
    Mortgage loans:
        Residential                        $2,978        $334        $245      $2,267      $5,288     $38,685    $49,797
        Commercial                          2,187         747       2,514       5,877       3,201       1,772     16,298
        Land and construction
            loans                           3,286                                                                  3,286
        Consumer loans                        501          83         226         348         224           0      1,382
        Other loans                         2,859                                                                  2,859
            Total loans                    11,811       1,164       2,985       8,492       8,713      40,457     73,622
        Mortgage-backed
            securities(3)                   3,243       2,764       2,364       8,823       6,206           0     23,400
        Mortgage loans held for
            sale                            6,938                                                                  6,938
         Investment securities(4)               0       3,497           0       4,500       5,013       5,540     18,550
        Other interest earning
            assets                         32,526                                                                 32,526
            Total interest-earning
                assets                    $54,518      $7,425      $5,349     $21,815     $19,932     $45,997   $155,036
                                          =======      ======      ======     =======     =======     =======   ========

Interest Bearing Liabilities:
    Transaction accounts                   $5,360                                                                 $5,360
    Money Market accounts                   8,705                                                                  8,705
    Other Savings Accounts                  1,345                                                                  1,345
    Passbook accounts(5)                    4,138       3,518       2,990       5,083      11,860           0     27,589
    Certificate of deposit over
        100,000-                           11,991       1,177         159         566           0           0     13,893
    Certificate of deposit under
        100,000-                           53,866       6,983       1,038       1,478         412           0     63,777
    Repurchase agreement                    1,154       1,175         166           0           0           0      2,495
        Total interest-bearing
            liabilities                   $86,559     $12,853      $4,353      $7,127     $12,272          $0   $123,164
                                          =======     =======      ======      ======     =======     =======   ========

Interest-bearing assets net of
    interest-bearing liabilities          (32,041)     (5,428)        996      14,688       7,660      45,997     31,872
Cumulative excess (deficiency)
    interest-bearing assets over
    interest-bearing liabilities.         (32,041)    (37,469)    (36,473)    (21,785)    (14,125)     31,872
Cumulative excess (deficiency)
    of interest-earning assets
    over interest-bearing
    liabilities as a percentage
    of total assets                       (19.54%)    (22.85%)    (22.24%)    (13.28%)     (8.61%)      19.43%

_________________

(1)  Net of deferred loan fees and the allowance for loan losses.
(2) Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are contractually due to mature. Fixed-rate loans are included in the period in which they are contractually due to mature.
(3) Reflects the repricing of the underlying loans and/or the expected average life of the mortgage-backed security.
(4)  Reflects repricing or contractual maturity.
(5) For passbook accounts, which totalled $27.31 million, or 21.31% of total deposits at December 31, 1998, assumes an annual decay rate of 15% through the fifth year, based upon historical trends.

     Significant shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as some adjustable rate loans, have features that restrict changes in interest rates on a short term basis and over the life of the asset. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

Impact of Accounting Pronouncements and Regulatory Policies

     Accounting for Employee Stock Ownership Plans.  In
November 1993 the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released.

     Accounting for Stock-Based Compensation. In October 1995, FASB issued SFAS No. 123. This statement encourages all entities to adopt a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting had been applied.

     Generally, stock options issued under the 1995 Stock Option Plan have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost is recognized for them. The accounting requirements of this statement are generally effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of this statement are generally effective for financial statements for fiscal years beginning after December 15, 1995. The Savings Bank has continued accounting for stock options under APB Opinion No. 25 and has made the pro forma disclosures prescribed by this Statement.

     Earnings Per Share. SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. The impact of its adoption has not been material to the Savings Bank.

     Disclosure of Information About Capital Structure. SFAS No. 129, "Disclosure of Information About Capital Structure," establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966," and No. 15, "Earnings Per Share," and SFAS No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to those standards. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of SFAS No. 129 did not have a material impact on the Savings Bank.

     Disclosure About Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," issued in July 1997, establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other   comprehensive
income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning
after December 15, 1997.   Reclassification of financial
statements for earlier periods provided for comprehensive purposes is required.

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Savings Bank's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Disclosure Regarding Year 2000 Compliance

     The Holding Company and the Savings Bank's Board of Directors and management are aware of the possible consequences the Year 2000 ("Y2K") may pose with regard to the computer system utilized to conduct business on a daily basis. The Y2K presents several potential risks to the Holding Company and the Savings
Bank:

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

     3. A number of the Savings Bank's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Savings Bank's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loans with the Savings Bank.

     4. Certain utility services, such as electrical power and telecommunications services could be disrupted if those service experience Y2K related problems.


    The Holding Company and Savings Bank's Board of Directors and management have addressed the Y2K issue by developing a Y2K
Compliance Plan.  This plan involves five separate phases:
awareness, assessment, renovation, validation and implementation.

    During 1997, the Savings Bank completed the systems assessment phase, identifying each internal and external system that could potentially be affected by the Y2K issue. Those systems include the Savings Bank's external data processing system as well as equipment such as elevators, bank alarms, vault locks, etc. that may contain imbedded microprocessors. For each such system, a determination was made whether or not the system is Y2K compliant. Those determinations involved obtaining Y2K compliant certification from third-party processors and outside vendors.

    The Savings Bank outsources all major data processing applications related to customers' banking transactions to Intrieve, Incorporated ("Intrieve"). Under the agreement with Intrieve, Intrieve is obligated to incur all software related costs to make its system Y2K compliant. Intrieve has prepared a detailed schedule of functions to be performed in its compliance project. As of December 31, 1998, Intrieve has completed its "awareness", "assessment" and "renovation" and "validation" phases. In October 1998, Intrieve conducted internal testing of its data processing system. Results of these tests were distributed to their customers in November 1998. In March 1999, Intrieve will conduct additional internal testing. On
November 8, 1998, the Savings Bank conducted testing in-house using Intrieve's data processing system. The Savings Bank performed various banking transactions on customers' accounts using the date of January 10, 2000. All transactions were completed successfully. Intrieve has completed much of its Y2K testing but will continue testing and renovation throughout 1999. The Savings Bank is obligated to incur only the hardware costs associated with implementing the changes required by Intrieve, however hardware costs are not expected to be material.

    The Savings Bank expects that all other outside vendors will be Y2K compliant by March 31, 1999. If any vendor is not compliant by this date the Savings Bank will consider contracting with alternative vendors.

    In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Y2K problems, testing by the Savings Bank is either not practical or not possible. In those cases, contingency plans are being designed that specify how the Savings Bank will deal with each such potential situation. The Savings Bank has developed a contingency plan which will address failure of the data processing service bureau system. The Savings Bank has determined that if the service bureau system were to fail, the Savings Bank would implement manual systems until such systems could be re-established. The Savings Bank does not anticipate that such short-term manual systems would have a material impact upon the operations of the Savings Bank. Intrieve, Inc. has also developed their own contingency plan.

    The total costs associated with becoming Year 2000 compliant are expected to be less than $15,000 and are not expected to have a material effect on the results of operation. As of December 31, 1998, the Savings Bank had spent approximately $7,000 to become Year 2000 compliant. Money to fund Year 2000 compliance will come from normal operating cash flow. Expenses associated with Year 2000 compliance will directly reduce otherwise reported net income of the Savings Bank in the period incurred.

    The costs of the project and the date on which the Savings Bank plans to complete the Year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ from those plans.

Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk

    Incorporated herein by reference from Part II, Item 7
"Management Discussion and Analysis of Financial Condition and
Results of Operations - Asset and Liability Management" hereof.

Item 8.  Financial Statements.

    The audited financial statements of PSB Bancorp, Inc. as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1998, 1997 and 1996, including the report of Stockton Bates & Company, P.C. thereon, which are included at
Exhibit 99 to this Annual Report on Form 10-K, are hereby incorporated herein by reference.

Item 9.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

    None.

                            PART III

Item 10. Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16 (a) of the Exchange Act.

    Directors and Executive Officers of PSB Bancorp, Inc. The Holding Company's Bylaws require that the Board of Directors of the Holding Company consist of at least six and not more than twenty-five directors, and that the Board of directors shall set the exact number from time to time. The Holding Company's Board of Directors has fixed the number of directors at six members. Such Bylaws establish three classes of directors. Directors are elected for three year terms, with one class to be elected each year.

    The following table sets forth information, as of December 31, 1998, with respect to the directors and executive officers of PSB Bancorp, Inc.:

Class I Directors (Term expiring 1999)

                                  Year First
                                  Elected        Principal Occupation During Past
Name                         Age  Director       Past Five Years
Anthony DiSandro, Director, President511997      President and Chief Operating Officer
 and Chief Operating Officer                     of PSB Bancorp, Inc. and Pennsylvania
                                                 Savings Bank

Rosanne Pauciello, Director and54 1997           Corporate Secretary of PSB Bancorp,
 Corporate Secretary                             Inc., and Pennsylvania Savings Bank;
                                                 School District of Philadelphia Home
                                                 and School Visitor
Class II Directors (Term expiring 2000)

                                  Year First
                                  Elected        Principal Occupation During Past
Name                         Age  Director       Past Five Years
Jane Scaccetti Fumo, Director(2)(3)441997        Certified Public Accountant, Drucker &
                                                 Scaccetti, P.C.

James W. Eastwood, Director  53   1997           President of Granary Associates
                                                 (hospital development and consulting
                                                 firm)
Class III Director (Term expiring 2001)

                                  Year First
                                  Elected        Principal Occupation During Past
Name                         Age  Director       Past Five Years
Vincent J. Fumo, Chairman and55   1997           Chairman and Chief Executive Officer
Chief Executive Officer (2)                      of PSB Bancorp, Inc. and Pennsylvania
                                                 Savings Bank and Pennsylvania State
                                                 Senator

Thomas J. Finley, Jr., Director78 1997           Retired

(1) Each Director was elected as an initial director of PSB
    Bancorp, Inc. in connection with the Conversion and Reorganization.

(2) Vincent J. Fumo and Jane Scaccetti Fumo are husband and wife.

(3) Jane Scaccetti Fumo also serves as a director of Nutrition
    Management Corp., which has a class of securities registered or subject to the Securities Exchange Act of 1934, as amended ("Exchange Act").

    The following table sets forth information, as of December 31, 1998, with respect to the directors and executive officers of the Savings Bank.

                            Year Term First ElectedPrincipal Occupation During
Name                   Age   Expires   Trustee(1)      Past Five Years
Sylvia M. DiBona, Trustee44 2000      1998      Chairman and Chief Executive
                                                Officer of the William Penn
                                                Agency (insurance agency)

James W. Eastwood, Trustee532000      1998      President of Granary
                                                Associates (hospital
                                                development and consulting
                                                firm)

P. Charles DeRita, Trustee872000      1998      Vice President and Manager
                                                of Hallmark Abstract Co.

Vincent J. Fumo, Chairman and552000   1998      Chairman and Chief Executive
Chief Executive Officer (2)                     Officer of Pennsylvania
                                                Savings Bank, and
                                                Pennsylvania State Senator

James F. Kenney, Trustee40  2001      1998      City of Philadelphia
                                                Councilman since 1992.

Rosanne Pauciello, Trustee542001      1998      Corporate Secretary of
and Corporate Secretary                         Pennsylvania Savings Bank;
                                                School District  of
                                                Philadelphia Home and School
                                                Visitor

Thomas J. Finley, Jr., Trustee782001  1998      Retired

S. Michael Palermo, Trustee582001     1998      Assistant Executive Director
                                                of Pennsylvania Turnpike
                                                Commission

Jane Scaccetti Fumo, Trustee (2)(3)4419991998   Certified Public Accountant,
                                                Drucker & Scaccetti, P.C.

Alfonso Tumini, Trustee48   1999      1998      Attorney

Anthony DiSandro, Trustee,511999      1998      President and Chief
President and Chief Operating                   Operating Officer of
Officer                                         Pennsylvania Savings Bank.
_______________

(1) Period indicated excludes service as a trustee of the Bank's predecessors; each Trustee was elected as an initial trustee of the Savings Bank in connection with the Conversion and Reorganization.
(2) Vincent J. Fumo and Jane Scaccetti Fumo are husband and wife.
(3) Jane Scaccetti Fumo also serves as a director of Nutrition Management Corp., which has a class of securities registered or subject to the Securities Exchange Act of 1934, as amended ("Exchange Act").

Executive Officers Who are Not Trustees

                              Principal Occupation During
Name                     Age        Past Five Years
Gary Polimeno, Vice President46Vice President of Pennsylvania
and Treasurer                 Savings Bank.  Also Treasurer of
                              Pennsylvania Savings Bank since 1994.

Stock Ownership of Management as of December 31, 1998

                                    Amount and      Percent of
                                    Nature of       Outstanding
                                    Beneficial      Shares of
Name of Beneficial Owner             Ownership      Common Stock

Anthony DiSandro                     372,784 (1)        12.02%

James W. Eastwood                     30,949             *

Thomas J. Finley, Jr.                 18,515             *

Jane Scaccetti Fumo                  289,276 (2)         9.32%

Vincent J. Fumo                      526,890 (2)        16.99%

Rosanne Pauciello                     10,731              *



All executive officers and
trustees as a  group (6 persons)     1,249,145          40.28%

______________
* Ownership percentage is less than 1%.

(1) Amount includes 50,511 shares held indirectly through the 401(k) Plan, 25,724 shares held through the Profit Sharing Plan, 26,135 shares held by the 1995 MRP that have been awarded to Mr. DiSandro, 15,727 shares held by Mr. DiSandro directly and 17,073 shares subject to immediately exercisable options. Also includes 237,614 shares held by the ESOP of which Mr. DiSandro is a trustee.

(2) Vincent Fumo and Jane Scaccetti Fumo are husband and wife. Amount includes 46,303 shares held through the 401(k) Plan, 20,265 shares held through the Profit Sharing Plan, 109,668 held in IRA accounts, 26,138 shares held by the 1995 MRP that have been awarded to Mr. Fumo, 6,014 shares held by Jane Scaccetti Fumo, 772 shares held on behalf of the daughter of Vincent and Jane Scaccetti Fumo and 17,073 shares subject to immediately exercisable options. Also includes 237,614 shares held by the ESOP of which Mr. Fumo is a trustee.


Meetings and Committees of the Board of Trustees

     The business of the Savings Bank is conducted at regular and special meetings of the full Board of Trustees and its standing committees. The standing committees consist of the Executive, Asset/Liability Management, Budget, Compensation, Loan, Investment, Strategic Planning, Audit and Nominating Committees. During 1998, the Board of Trustees met at twelve regular meetings. No member of the Board or any committee thereof attended less than 75% of said meetings.

     The Executive Committee of the Board of Trustees consists of Trustee DiSandro, who serves as Chairman, and Trustees Pauciello and Palermo. The Executive Committee meets immediately prior to meetings of the full Board. All significant actions of the Executive Committee are reviewed by the entire Board; however, the Executive Committee has decision-making authority as assigned by the Board, such as loan approval authority up to $350,000. The Executive Committee met twelve times during 1998.

     The Asset/Liability Committee consists of Vincent J. Fumo, who serves as Chairman, Trustees DiSandro, Eastwood, Jane Scaccetti Fumo and Gary Polimeno, the Savings Bank's Treasurer. This committee meets to review the maturity and repricing of the Savings Bank's assets and liabilities in an effort to manage the Savings Bank's interest rate risk in accordance with the Savings Bank's interest rate risk policy and otherwise reviews the Bank's strategies for interest rate risk management. This committee met four times during 1998.

     The Audit Committee of the Savings Bank consists of Trustee James W. Eastwood, who serves as Chairman, and Trustees Kenney and DiBona. The Audit Committee reviews the Savings Bank's general financial condition and the results of the annual audit. The Audit Committee is authorized to retain the services of outside independent auditors of the Savings Bank. The Audit Committee met twelve times in 1998.

     The Nominating Committee consists of Trustee Vincent J. Fumo, who serves as Chairman, and Trustees Anthony DiSandro, Rosanne Pauciello and Jane Scaccetti Fumo. The Nominating Committee, which met once in 1998, is responsible for selecting and submitting nominees for trustees to the Board at its meeting for the purpose of appointing trustees. Shareholder nominations for trustee must be made in accordance with the Savings Bank's Bylaws.

     The Budget Committee of the Savings Bank consists of Trustee Tumini, who serves as Chairman, and Trustees Kenney and Jane Scaccetti Fumo. The Budget Committee participates in the formulation of the Savings Bank's budget and supervises the Savings Bank's adherence to its budget. The Budget Committee met twelve times in 1998.

     The Savings Bank's Strategic Planning Committee consists of Trustee Jane Scaccetti Fumo, who serves as Chairperson, and Trustees DiBona and Pauciello. The Savings Bank's Strategic Planning Committee conducts analyses of the Savings Bank's status and performance to produce recommendations to the Board for strategies for growth and profitability. The Strategic Planning Committee met three times in 1998.

     The Savings Bank's Loan Committee consists of Trustee Pauciello, who serves as Chairman, together with Trustees DeRita, Eastwood, DiSandro and Tumini. The Loan Committee approves loans of up to $1 million. It submits larger loans to the Board of Trustees for approval. The Loan Committee met at least once each month in 1998.

     Trustee Eastwood serves as Chairman of the Savings Bank's
Compensation Committee, which is responsible for establishing and monitoring compensation levels in view of management's performance and coordinating and instituting special compensation plans. Trustees DeRita and Pauciello also serve on the Compensation Committee, which met four times in 1998.

     The Savings Bank's investment portfolio is managed by the Investment Committee. The Investment Committee makes and monitors investments in accordance with the Savings Bank's Investment Policy. Trustee Vincent J. Fumo serves as Investment Committee Chairman, and Trustee DiSandro and officer Gary Polimeno are members. The committee met four times in 1998.

Trustee Compensation

     For the year ended December 31, 1998, trustees were paid $700 per Board meeting attended. In addition, trustees were paid $350 per committee meeting attended. Directors of the Savings Bank's subsidiaries and affiliates PSA Financial Corp., PSA Service Corp., PSA Consumer Discount Company, Transnational Mortgage Corp. and PSB Mutual Holding Company, were paid $250, $150, $150, $250 and $200, respectively, per board meeting attended.

Item 11.  Executive compensation.

     The following table sets forth, for the years ended
December 31, 1998, 1997 and 1996 certain information as to the total remuneration paid by the Savings Bank to executive officers who received salary and bonuses in excess of $100,000 during such fiscal year.

                                                          Annual Compensation                   Long Term Compensation
                                                                           Other                                  All
                                                                           Annual                  Security      Other
                                       Fiscal       Salary              Compensation   Restricted Underlying  Compensation
Name and Principal Position            Year          (1)      Bonuses       (2)        Stock(3)     Option      (4) (5)
Vincent J. Fumo                         1998       $147,788   $150,000      $67,876            0           0      $22,750
Chairman and Chief Executive Officer    1997       $139,987   $117,500      $60,671            0         0      $23,800
                                        1996       $130,478   $117,500      $19,174     $120,713      42,683      $40,758

Anthony DiSandro                        1998       $165,115   $150,000      $61,104            0           0      $27,650
President and Chief Operating Officer   1997       $147,456   $125,000      $56,540            0           0      $27,650
                                        1996       $145,782   $125,000      $18,263     $120,701      42,683      $47,250

Gary Polimeno                           1998       $102,942    $35,000       $5,671            0           0       $8,400
President and Treasurer                 1997        $87,282    $35,000       $2,966            0           0       $8,400
                                        1996        $87,282    $45,000           $0      $12,700       6,876      $17,660

____________
(1) Includes the portion of salary deferred by the executive pursuant to the 401(k) Plan.

(2) Consists of lease payments paid by the Savings Bank with respect to vehicle provided by the Savings Bank for the executive's use and compensation income related to restricted stock awards. For the year ended December 31, 1998, Mr. Fumo, Mr. DiSandro and Mr. Polimeno recognized compensation expense of $47,209, $47,209 and $5,671 for those shares which were vested as of December 31, 1998.

(3) Mr. Fumo, Mr. DiSandro and Mr. Polimeno hold 26,138 shares, 26,135 shares, and 2,750 shares of restricted stock, respectively, which, as of December 31, 1998, had a fair market value of $199,302, $199,279 and $20,969, respectively. Of such shares, 13,754, 13,754 and 2,750 shares of each of Messrs. Fumo, DiSandro and Polimeno, respectively, were awarded at April 30, 1996 and vest at a rate of 20% per year over a five (5) year period and 12,383 and 12,381 shares of Messrs. Fumo and DiSandro, repectively, were granted on December 31, 1996 and vest at a rate of 20% per year over a five (5) year period.

(4) Includes trustees fees of $14,350 and $19,250 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1998, and directors fees paid by the Savings Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and
     Mr. Polimeno of $8,400, $8,400 and $8,400, respectively, for the year ended December 31, 1998. Includes trustees fees of $15,400 and $19,250 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1998, and directors fees paid by the Savings Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400 and $8,400, respectively, for the year ended December 31, 1997. Includes trustees fees of $12,200 and $17,100 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1996, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $11,200, $11,200 and $8,400, respectively, for the year ended December 31, 1996.

(5) Includes contributions of $17,358, $18,950 and $9,260 made by the Savings Bank to the accounts of Mr. Fumo, Mr. DiSandro and Mr. Polimeno, respectively, pursuant to the Profit Sharing Plan for the year ended December 31, 1996 and contributions of $25,713, $28,028 and $15,131 to the accounts of Mr. Fumo, Mr. DiSandro and Mr. Polimeno, respectively, for fiscal year 1995. Also includes $2,858, $1,315 and $3,668 in contributions to the accounts of Mr. Fumo, Mr. DiSandro and Mr. Polimeno, respectively, pursuant to the 401(k) Plan for the year ended December 31, 1995. During the year ended December 31, 1996, the Savings Bank made no 401(k) contributions to the accounts of Mr. Fumo, Mr. DiSandro, and Mr. Polimeno, respectively.
     For the year ended December 31, 1998 and 1997, no contributions were made to either the Profit Sharing or the 401k Plan.

      Employment Agreements. In connection with the MHC Reorganization, the Savings Bank entered into employment agreements (the "Employment Agreements") with Vincent J. Fumo, Chairman and Chief Executive Officer and Anthony DiSandro, President and Chief Operating Officer. These agreements were assumed by the Holding Company upon completion of the Conversion. Under the terms of his Employment Agreement, Mr. Fumo serves as Chairman and Chief Executive Officer of the Holding Company and the Savings Bank at a base salary of $145,000. Under the terms of his Employment Agreement, Mr. DiSandro serves as President and Chief Operating Officer of the Holding Company and the Savings Bank at a base salary of $162,000. Each Employment Agreement provides for an initial term of three years, which will thereafter be automatically renewed for an additional three years on each anniversary date unless terminated pursuant to its terms by the respective parties.

     Each Employment Agreement provides for the payment of certain severance benefits in the event of the executive's resignation for specified reasons or as a result of his termination by the Holding Company or the Savings Bank without "Cause" (as defined in each Employment Agreement). The executive would be entitled to severance payments if: (1) he terminates employment during the term of such agreement following any breach of the Employment Agreement by the Savings Bank or Holding Company, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of the executive's principal place of employment by more than 30 miles, or (2) if the Savings Bank or the Holding Company terminates his employment, other than for Cause.

     If either executive becomes entitled to receive severance payments under his Employment Agreement, he would receive, over a period of 36 months, a cash payment equal to three times his average annual compensation during the five-year period preceding termination of employment. Payments would be made in equal monthly installments. In addition to the severance payments, the executive would be entitled to continue to receive life, medical, dental and other insurance coverages (or a dollar amount equal to the cost of obtaining each such coverage) for a period of up to 36 months from the date of termination. Payments under the Employment Agreements are limited, however, to the extent
(i) that they will constitute excess parachute payments under
Section 280G of the Internal Revenue Code of 1986, as amended ("Code"), or (ii) not permitted under the Federal Deposit Insurance Act.

Compensation of Officers and Directors Through Benefit Plans

     Defined Benefit Retirement Plan. The Savings Bank has maintained a noncontributory defined benefit retirement plan ("Retirement Plan"). Under the terms of the Retirement Plan, all employees age 21 or older who have worked at the Savings Bank for a period of one year and have been credited with 1,000 or more hours of employment with the Savings Bank during the year are eligible to accrue benefits under the Retirement Plan. The Savings Bank would annually contribute an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). At December 31, 1998, the Retirement Plan fully met its funding requirements under Section 412 of the Code. Employee contributions are not permitted under the Retirement Plan. The Retirement Plan was "frozen" as of September 30, 1994 and benefits no longer accrue thereunder. Since the Retirement Plan is fully funded, the Savings Bank will generally not be required to make any additional contributions unless asset depreciation from investment occurs. Participants will continue to vest in accordance with the provisions of the Retirement Plan. No new employees will be eligible for participation. The Plan, however, remains subject to all other requirements of the Code .

     Benefits under the Retirement Plan begin to vest after three years in accordance with the following schedule:

          Years of Service       Percentage Vested

          3 years or less                 0%
          After 3 years                  20%
          After 4 years                  40%
          After 5 years                  60%
          After 6 years                  80%
          After 7 years                 100%

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 1998, expressed in the form of a single life annuity for the final average salary and benefit service classifications specified below.


                          Years of Service and Benefits Payable at Retirement

Final Average
Compensation       15       20        25         30       35       40
$ 50,000        $13,804   $18,405   $23,006    $27,608  $27,608  $27,608
$ 75,000        $21,950   $29,267   $36,583    $43,900  $43,900  $43,900
$100,000        $30,096   $40,128   $50,160    $60,192  $60,192  $60,192
$125,000        $38,242   $50,990   $63,827    $65,827  $65,827  $65,827
$150,000*       $46,388   $61,851   $65,827    $65,827  $65,827  $65,827

______________
* Represents the limit on plan compensation imposed by the Code effective January 1, 1994.

     As of December 31, 1998, Mr. Fumo, Mr. DiSandro, and
Mr. Polimeno had 19, 18 and 20 years of credited service (i.e.
benefit service), respectively.

     Pennsylvania Savings Bank Cash or Deferred Profit Sharing Plan (401(k)). The Savings Bank also maintains the Pennsylvania Savings Cash or Deferred Profit Sharing Plan, which is a qualified, tax-exempt profit sharing plan with a cash-or-deferred feature under Section 401(k) of the Code (the"401(k) Plan"). All employees who have attained age 21 and have completed two years of employment during which they worked at least 1,000 hours are eligible to participate. Assets of the 401(k) Plan are managed by the 401(k) Plan's trustees. Mr. Fumo and Mr. DiSandro presently serve as trustees to the 401(k) Plan.

     Under the 401(k) Plan, participants are permitted to make pre-tax salary reduction contributions to the plan equal to a percentage of up to 15% of compensation. Additional after-tax contributions of up to 10% of compensation may be made to the Plan. For these purposes, "compensation" includes total compensation (including salary reduction contributions made under the 401(k) Plan sponsored by the Savings Bank), but does not include compensation in excess of the Code
Section 401(a)(17) limits (presently $160,000). The Savings Bank may also annually make a discretionary profit sharing contribution to the 401(k) Plan. A participant must complete 1,000 hours of service during the plan year and be employed on the last day of the plan year to receive an allocation of the profit sharing contribution. For the 1998, 1997 and 1996 plan years, the Savings Bank made profit sharing contributions of $0, $0 and $45,568.

     All employee contributions and profit sharing contributions to the 401(k) plan and earnings thereon are fully and immediately vested.

     Plan benefits will be paid to each participant as a joint and survivor or single life annuity. In addition, a participant may, under certain circumstances, elect a lump sum or period certain payment upon normal retirement, death or disability, or after termination of employment.

     Pennsylvania Savings Bank Profit Sharing Plan. The Savings Bank also maintains the Pennsylvania Savings Bank Profit Sharing Plan, which is a qualified plan pursuant to Section 401(a) of the Code. Employees who have completed at least two years of service during which they have worked 1,000 hours or more and who have attained age 21 are eligible to participate in the Profit Sharing Plan. Pursuant to the Profit Sharing Plan the Savings Bank, in its discretion, makes contributions to the accounts of eligible employees. Employee contributions are neither permitted nor required. Benefits under the Profit Sharing Plan become 100% vested upon entry to the Plan.

     Employee Stock Ownership Plan. In 1995, the Savings Bank ESOP acquired 42,780 shares of the Savings Bank Common Stock with the proceeds of a $427,800 loan from an unaffiliated financial institution ("1995 Loan"). Due to the Conversion and Reorganization, the Savings Bank Common Stock held by the ESOP was converted into 110,046 shares of PSB Bancorp, Inc. Common Stock.
In connection with the Conversion and Reorganization, the ESOP borrowed $1,288,540 from the Holding Company to purchase an additional 128,854 shares of PSB Bancorp, Inc. Common Stock. The Holding Company will lend sufficient funds to the ESOP to enable the ESOP to repay the 1995 Loan which had an outstanding principal balance of $234,000 at December 31, 1998. The loan by the Holding company to the ESOP will be repaid principally from the Savings Bank's contributions to the ESOP and dividends payable on Common Stock held by the ESOP over the anticipated 10-year term of the loan. The interest rate for the ESOP loan is 8.5%.

     Shares purchased by the ESOP with the proceeds of the loan (including shares originally acquired by the ESOP with the proceeds of the 1995 Loan) will be held in a suspense account and released on a pro rata basis as the loan is repaid.
Discretionary contributions to the ESOP and shares released from the suspense account will be allocated among participants on the basis of each participant's proportional share of total compensation. Forfeitures will be reallocated among the remaining plan participants.

     In any plan year, the Savings Bank may make additional discretionary contributions to the ESOP for the benefit of plan participants in either cash or shares of Common Stock, which may be acquired through the purchase of outstanding shares in the market or from individual shareholders or which constitute authorized but unissued shares or shares held in treasury by Holding Company. The timing, amount, and manner of such discretionary contributions will be affected by several factors, including applicable regulatory policies, the requirements of applicable laws and regulations, and market conditions.

     Employees of the Savings Bank who have completed 1,000 hours of service during 12 consecutive months and who have attained age
21 are eligible to participate in the ESOP.

     Benefits under the ESOP generally become 100% vested after the third year of service or upon normal retirement (as defined in the ESOP), disability or death of the participant. If a participant terminates employment for any other reason prior to fully vesting, his nonvested account balance will be forfeited. Forfeitures will be reallocated among remaining participating employees in the same proportion as contribution. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. The Savings Bank's contribution to the ESOP will not be fixed, so benefits payable under the ESOP cannot be estimated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of New Accounting Standards."

     A committee consisting of the Savings Bank's Chairman and Chief Executive Officer, President and Vice President and Treasurer, administers the ESOP (the "ESOP Committee"). Messrs. Fumo and DiSandro serve as trustees of the ESOP. The ESOP Committee may instruct the trustee regarding investment of funds contributed to the ESOP. The ESOP trustees must vote all allocated shares held in the suspense account in a manner calculated to most accurately reflect the instructions the ESOP trustees have received from participants regarding the allocated stock, subject to and in accordance with the fiduciary duties under ERISA owed by the ESOP trustee to the ESOP participants.

     Pursuant to SOP 93-6, compensation expense for a leveraged ESOP is recorded at the fair market value of the ESOP shares when committed to be released to participants' accounts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Comparison of Operating Results for the Years Ended December 31, 1998 and 1997."

     The ESOP is subject to the requirements of ERISA and the regulations of the IRS and the Department of Labor issued thereunder. The Savings Bank has received a favorable determination letter from the IRS regarding the tax-qualified status of the ESOP.

     1995 Stock Option and Incentive Plan. In connection with the MHC Reorganization, the Savings Bank adopted the 1995 Stock Option Plan. Options for all shares reserved for issuance under the 1995 Stock Option Plan have been granted to officers and employees of the Savings Bank. In connection with the Conversion and Reorganization, the 1995 Stock Option Plan was assumed by the Holding Company and appropriate adjustments were made to the exercise price and the number of shares underlying each option to reflect the exchange ratio.

     There was no exercise of options by any of Messrs. Fumo, DiSandro and Polimeno under the 1995 Stock Option Plan at and for the fiscal year ended December 31, 1998.

     1995 Management Development and Recognition Plans. In connection with the MHC Reorganization, the Savings Bank adopted Management Development and Recognition Plans (collectively, the "1995 MRPs") for officers, employees and nonemployee directors of the Savings Bank. All shares under the 1995 MRP have been awarded. For purposes of the Conversion and Reorganization, the shares awarded under the 1995 MRP participants were treated in the same manner as shares held by other minority shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

      The Holding Company is not aware of any holder of 5% or more of Holding Company Common Stock other than the management personnel identified in Item 10 herein.

Item 13.  Certain Relationships and Related Transactions.

     Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features.
Pursuant to the above regulations, the Savings Bank adopted an Insiders' Loan Policy in December 1996 pursuant to which trustees/directors, officers and employees of the Savings Bank or any of its subsidiaries are eligible to receive a 1% reduction of the interest rate of mortgage loans. Federal regulations also require that loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his related interests, are in excess of the greater of $25,000 or 5% of the Savings Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. See "REGULATION -- Federal Regulation of Savings Banks -- Transactions with Affiliates." The aggregate amount of loans by the Savings Bank to its executive officers and directors was $1.38 million at December 31, 1998, which is 4.54% of shareholders' equity.

     The Savings Bank's Insiders' Loan Policy applies to the following loans: (1) a first mortgage on an employee's residence,
(2) a first mortgage on the employee's secondary home when it is used by the employee as a vacation home and not as an investment property, and (3) a second mortgage home equity loan on the employee's personal residence. The interest rate discount is subject to increase by 1% if the employee does not complete five years of continuous service with the Savings Bank or its subsidiaries. In December 1998, mortgage loans were extended to Mr. Fumo and Mr. DiSandro on the following terms: (1) principal amount of $200,000 at an interest rate of 7.5% for a term of 360 months to Mr. Fumo; and (2) principal amount of $400,000 at an interest rate of 6.0% for a term of 360 months to Mr. DiSandro. In December 1997, mortgage loans were extended to Mr. Fumo and Mr. DiSandro on the following terms: (1) principal amount of $750,000 at an interest rate of 6.5% for a term of 360 months to Mr. Fumo; and (2) principal amount of $250,000 at an interest rate of 6.5% for a term of 360 months to Mr. DiSandro. As of December 31, 1998, Mr. Fumo's mortgage loan balance was $927,652 and Mr. DiSandro's mortgage loan balance was $397,989. No additional similar loans were extended through the year ended December 31, 1997.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

     (a)  Exhibits.

Exhibit No.    Document

2.1       Agreement and Plan of Reorganization, dated as of March
          19, 1999, between PSB Bancorp, Inc. and First Bank of
          Philadelphia. (filed herewith)

3.1       Articles of Incorporation of Pennsylvania Savings Bank
          (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

3.2 Bylaws of Pennsylvania Savings Bank (incorporated herein by reference to Exhibit 3.2 of the SB-2
          Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.1* Pennsylvania Savings Bank Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2
          Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.2*     Pennsylvania Savings Cash or Deferred Profit Sharing
          Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc.
          filed October 9, 1997).

10.3*     Pennsylvania Savings Bank Profit Sharing Plan
          (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc.
          filed October 9, 1997).

10.4* Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2
          Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.5*     Employment Agreement with Anthony DiSandro
          (incorporated herein by reference to Exhibit 7.2 of SB-
          2 Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.6*     Pennsylvania Savings Bank Employee Stock Ownership Plan
          (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc.
          filed on October 9, 1997).

10.7 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 10, 1995(incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998).

10.8 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 2998).

10.9* Pennsylvania Savings Bank Stock Option Plan (filed herewith).

10.10*    Pennsylvania Savings Bank Management Recognition Plan
          (filed herewith).

21        Schedule of Subsidiaries (filed herewith).

27        Financial Data Schedules

99        Financial Statements( filed herewith).

_______________________________

* Denotes a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 1999                PSB BANCORP, INC.

                              By  /s/ Anthony DiSandro
                                   Anthony DiSandro
                                   President and Chief Operating
                                   Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

/s/ Vincent J. Fumo      Chairman and Chief       March 18, 1999
Vincent J. Fumo          Executive Officer

/s/  Anthony DiSandro    President and Chief      March 18, 1999
Anthony DiSandro         Operating Officer


/s/Jane Scaccetti Fumo   Director                 March 18, 1999
Jane Scaccetti Fumo

/s/ Rosanne Pauciello    Corporate Secretary      March 18, 1999
Rosanne Pauciello        and Director

/s/James W. Eastwood                    Director  March 18, 1999
James W. Eastwood

/s/Thomas J. Finley, Jr. Director                 March 18, 1999
Thomas J. Finley, Jr.

/s/ Gary Polimeno        Vice President and       March 18, 1999
Gary Polimeno            Treasurer (Principal
                         Accounting and Financial
                         Officer)

                          EXHIBIT INDEX

Exhibit No.    Document

2.1       Agreement and Plan of Reorganization, dated as of March
          19, 1999, between PSB Bancorp, Inc. and First Bank of
          Philadelphia. (filed herewith)

3.1       Articles of Incorporation of Pennsylvania Savings Bank
          (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

3.2 Bylaws of Pennsylvania Savings Bank (incorporated herein by reference to Exhibit 3.2 of the SB-2
          Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.1* Pennsylvania Savings Bank Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2
          Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.2*     Pennsylvania Savings Cash or Deferred Profit Sharing
          Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc.
          filed October 9, 1997).

10.3*     Pennsylvania Savings Bank Profit Sharing Plan
          (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc.
          filed October 9, 1997).

10.4* Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2
          Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.5*     Employment Agreement with Anthony DiSandro
          (incorporated herein by reference to Exhibit 7.2 of SB-
          2 Registration Statement of PSB Bancorp, Inc. filed
          October 9, 1997).

10.6*     Pennsylvania Savings Bank Employee Stock Ownership Plan
          (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc.
          filed on October 9, 1997).

10.7 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 10, 1995(incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998).

10.8 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998).

10.9* Pennsylvania Savings Bank Stock Option Plan. (filed herewith)

10.10*    Pennsylvania Savings Bank Management Recognition Plan
          (filed herewith)

21        Schedule of Subsidiaries (filed herewith).

27        Financial Data Schedules

99        Financial Statements (filed herewith).

_______________________________

* Denotes a management contract or compensatory plan or arrangement.