Form 10QSB
period 1999-03-31
PSB BANCORP INC
filed 1999-05-13
CIK 1047537

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________.

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

Securities registered pursuant to Section 12(b) of the Exchange
Act: none

Securities registered pursuant to Section 12(g) of the Exchange
Act: Common Stock, no par value per share.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the
preceding 12 months ( or for such shorter period that the
registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X        No   ____

Number of shares outstanding as of March 31, 1999

COMMON STOCK (No Par Value)                  3,101,140
(Title of Class)                        (Outstanding Shares)

                        PSB Bancorp, Inc.
                           FORM 10-QSB

              For the Quarter Ended March 31, 1999

                            Contents

                                                       Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Financial Condition as of March 31, 1999(Unaudited) and December 31, 1998

          Consolidated Statement of Income (Unaudited) for the Three Month Periods Ended March 31,
          1999 and 1998.

          Consolidated Statement of Comprehensive
          Income (Unaudited) for the Three Month
          Periods Ended March 31, 1999 and 1998.

          Consolidated Statement of Shareholders'
          Equity (Unaudited) for the Three Month
          Periods Ended March 31, 1999 and 1998.

          Consolidated Statement of Cash Flows
          (Unaudited) for the Three Month Periods Ended
          March 31, 1999 and 1998.

          Note to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                        At March 31,       At December 31,
                                                                            1999                1998
                                                                       (unaudited)
ASSETS:
Cash and Cash Equivalents:
  Cash and due from banks                                                 $1,669,236        $1,413,249
  Interest bearing deposits in other financial institutions               33,866,346        33,543,499
Investments:
  Investment securities available-for-sale, at fair value                 17,020,164        16,907,350
  Mortgage-backed securities available-for-sale, at fair value            26,330,923        22,073,453
  Mortgage-backed securities held-to-maturity (fair
    value of  $1,263,827 and $1,404,753)                                   1,191,135         1,326,737
  Investment securities held-to-maturity (fair value
    of $4,001,103 and $4,005,600)                                          3,999,413         3,996,118
Loans receivable, net                                                     75,132,831        72,880,160
Loans Held for Sale                                                        5,333,166         6,938,160
Real Estate:
  Acquired in settlement of loans                                            533,910           629,263
Office properties and equipment, net of accumulated
  depreciation                                                               960,942           990,071
Federal Home Loan Bank stock, at cost                                        572,200           572,200
  (Restricted investment required by law)
Accrued interest receivable                                                1,453,256         1,288,666
Investment in data center, common stock, at cost                              15,000            15,000
Prepaid corporate taxes                                                      514,527           448,317
Excess of acquisition cost over fair value of assets
  acquired, net of accumulated amortization                                    6,000             6,250
Net Deferred Taxes                                                            68,112                 0
Prepaid expenses and other assets                                          1,143,334           978,789
    Total Assets                                                        $169,810,495      $164,007,282
                                                                        ============      ============
LIABILITIES:
  Deposits                                                               133,847,398       128,160,510
  Securities purchased under agreements to resell                          2,519,641         2,495,030
  Advances from borrowers for taxes                                          658,797         1,096,339
  Income taxes payable                                                       598,108           465,108
  Net Deferred Taxes                                                               0            97,100
  Accrued pension cost                                                       138,815           138,815
  Accrued interest payable on savings accounts                               311,156           320,896
  Accrued expenses and other liabilities                                   1,004,427           606,413
  Employee Stock Ownership Debt                                              218,944           234,226
    Total Liabilities                                                   $139,297,286      $133,614,437

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, 15,000,000 shares
    authorized; 3,101,140 shares
    issued and outstanding                                                         0
  Additional paid-in capital                                              30,105,124        30,128,052
  Employee Stock Ownership Plan                                           (1,379,676)       (1,442,886)
  Retained earnings                                                        2,032,336         1,704,436
  Unrealized loss, investments available for sale                           (244,575)            3,243
    Total Shareholders' Equity                                            30,513,209        30,392,845
    Total Liabilities and Shareholders' equity                          $169,810,495      $164,007,282
                                                                        ============      ============

PSB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

                                                           Three Months Ended
                                                                March 31,
                                                           1999           1998
                                                                (unaudited)
Interest Income:
  Interest on loans                                      $1,776,946     $1,618,825
  Mortgage-backed securities                                377,117         80,291
  Investment securities
    Taxable Interest                                        244,867        201,583
    Taxable Dividends                                        31,268        135,001
    Tax-exempt interest                                      35,648              0
  Interest-earning deposits                                 347,745        349,944

    Total interest income                                 2,813,591      2,385,644

Interest expense:
  Interest on deposits                                    1,384,455      1,207,363
  Interest - other                                            5,187          6,757
    Total interest expense                                1,389,642      1,214,120

    Net interest income                                   1,423,949      1,171,524

Provision for loan losses                                         0         50,000

    Net interest income after provision
      for loan losses                                     1,423,949      1,121,524

Noninterest income:
  Gain on sale of loans                                     139,503        113,523
  Loan fees                                                   7,254         22,349
  Service charges                                            94,157         91,371
  Rental income                                              10,937          9,237
  Other income                                                4,917          9,362

    Total  noninterest income                               256,768        245,842

Noninterest Expenses:
  Compensation and employee benefits                        657,118        595,037
  Premises and occupancy costs                              181,934        166,316
  Federal Insurance premiums                                 19,641         16,571
  Data processing                                            38,894         36,780
  Advertising                                                28,245         14,870
  Directors' Fees                                            53,500         54,900
  Stationery, printing and postage                           35,063         26,971
  Expenses of real estate owned                              27,453          4,781
  Other                                                     177,969        168,333
    Total noninterest expenses                            1,219,817      1,084,559

Income before provision for income taxes                    460,900        282,807

  Provision for federal and state income taxes:
    Current                                                 133,000         75,000
    Deferred tax (benefit)
      Total income tax provision                            133,000         75,000
Net Income                                                 $327,900       $207,807
Earnings per share - basic                                    $0.11          $0.18
Earnings per share - diluted                                  $0.11          $0.18

          <PAGE 4>

PSB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                       Three Months Ended
                                                            March 31,
                                                        1999         1998
                                                           (unaudited)
Net Income                                             $327,900     $207,807

Other comprehensive income, net of tax:

  Unrealized loss, investments available for sale      (247,818)       6,384

Other comprehensive income                             (247,818)       6,384

Comprehensive Income                                    $80,082     $214,191

                   PSB BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)


                                                                    Employee                Accumulated
                                                      Additional     Stock                    Other
                                           Common      Paid-in     Ownership    Retained   Comprehensive              Comprehensive
                                           Stock       Capital        Plan      Earnings      Income        Total        Income
BALANCE, DECEMBER 31, 1997               $1,194,640  $13,563,087    ($295,355)   $545,743      ($10,291) $14,997,824

  Net Income for the three months ended
    March 31, 1998                                                                207,807                    207,807       207,807

  Employee Stock Ownership Plan:
    Shares released                                                    15,282                                 15,282

  Other comprehensive income, net of tax:
    Change in unrealized loss on
    investment and mortgage-backed
    securities available-for-sale, net
    of taxes                                                                                      6,384        6,384         6,384
                                         __________  ___________    _________    ________       _______  ___________      ________
BALANCE, MARCH 31, 1998 (UNAUDITED)      $1,194,640  $13,563,087    ($280,073)   $753,550       ($3,907) $15,227,297      $214,191
                                         ==========  ===========    =========    ========       =======  ===========      ========
BALANCE, DECEMBER 31, 1998                       $0  $30,128,052  ($1,442,886) $1,704,436        $3,243  $30,392,845

  Net Income for the three months ended
    March 31, 1999                                                                327,900                    327,900       327,900

  Employee Stock Ownership Plan:
    Shares released                                      (22,928)      63,210                                 40,282

  Other comprehensive income, net of tax:
    Change in unrealized loss on
    investment and mortgage-backed
    securities available-for-sale, net
    of taxes                                                                                   (247,818)    (247,818)    ($247,818)
                                         __________  ___________  ___________  __________     _________  ___________     _________
BALANCE, MARCH 31, 1999 (UNAUDITED)              $0  $30,105,124  ($1,379,676) $2,032,336     ($244,575) $30,513,209       $80,082
                                         ==========  ===========  ===========  ==========      ========  ===========     =========

                        PSB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                             Three Months Ended
                                                                  March 31,
                                                             1999           1998
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $327,900       $207,807
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Amortization of premium/discount on
         mortgage-backed securities                            1,794         (4,243)
       Depreciation and amortization                          29,379         36,285
       Write-down and expenses of real estate owned           26,836          5,000
       Gain on sale of loans                                (139,503)      (140,920)
       Compensation expense-Employee Stock Ownership Pla      25,000
       Change in assets and liabilities:
         Decrease in loans held for sale                   1,744,497        908,985
         (Increase) decrease in accrued interest receiva    (164,590)       195,628
         Increase in prepaid expenses                       (164,545)       (56,115)
         (Increase) decrease in prepaid corporate taxes      (66,210)       326,775
         Increase(decrease) in corporate taxes payable       133,000       (233,000)
         Decrease in accrued interest payable                 (9,740)        (6,016)
         Increase in accrued expenses                        398,014         46,221

       Total Adjustments                                   1,813,932      1,078,600

       Net cash provided by operating activities           2,141,832      1,286,407


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities, available for   (4,994,780)             0
  Purchase of investment securities, held-to-maturity              0     (2,000,000)
  Purchase of investment securities, available-for-sale   (1,250,000)
  Maturities of investment securities, available-for-sal   1,000,000      4,000,000
  Maturities of investment securities, held-to-maturity            0      4,500,000
  Mortgage-backed security maturities and
    principal repayments                                     591,979        221,273
  Increased in capitalized conversion costs                                 (21,118)
  Proceeds from sale of real estate owned net of
    improvements                                             227,471
  Capital expenditures                                                      (15,563)
  Increase in total loans receivable, net                 (2,411,625)    (2,752,551)

    Net cash used in investing activities                 (6,836,955)     3,932,041

                   PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                Increase (Decrease) in Cash and Cash Equivalents

                                                             Three Months Ended
                                                                   March 31,
                                                             1999           1998
                                                                  (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                               $5,686,888     $4,787,494
  Change in advances for borrowers' taxes and
    insurance                                               (437,542)      (449,867)
  Change in securities purchased under agreements to res      24,611       (372,020)

       Net cash provided by financing activities           5,273,957      3,965,607



NET INCREASE IN CASH AND CASH EQUIVALENTS                    578,834      9,184,055

  Cash and Cash equivalents, beginning of period          34,956,748     27,888,650

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $35,535,582    $37,072,705
                                                         ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and borrowings                   $1,399,382     $1,220,136
                                                         ===========    ===========

    Income taxes                                             $72,000        $40,000
                                                         ===========    ===========
  Noncash activities

    Loans transferred to real estate owned                  $158,954             $0
                                                         ===========    ===========

                PSB BANCORP, INC. AND SUBSIDIARY
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999
                           (UNAUDITED)

BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. and its wholly-owned subsidiary, Pennsylvania Savings Bank. Significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any fiscal year.

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

     The Savings Bank is a Pennsylvania-chartered stock savings bank headquartered in Philadelphia, Pennsylvania. The Savings Bank is a community-oriented institution offering traditional deposit and loan products. The Savings Bank operates five full service offices in Philadelphia, Pennsylvania and one full-service office in Glenside, Montgomery County, Pennsylvania.

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

Business Strategy

     The Savings Bank's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent financial institution. Generally, the Savings Bank seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans and consumer loans, mortgage-backed securities and other liquid investment securities. On March 19, 1999, the Holding Company and the Savings Bank signed a definitive agreement to acquire First Bank of Philadelphia ("FBKP"), a one branch bank located in Philadelphia with $63.5 million in assets and $57.5 million in deposits. The Savings Bank plans further expansion of its branch network in areas contiguous to its current market and then into the suburbs of Philadelphia by opening branch offices or acquiring the branches of other institutions.

     The Savings Bank has been expanding the operations of Transnational Mortgage Corp., its mortgage banking subsidiary, in an effort to increase fee income. Retail mortgage origination is being expanded by maintaining a staff of six commissioned sales people to solicit mortgage loans throughout the Philadelphia metropolitan area and surrounding counties in Pennsylvania, New Jersey and Delaware; wholesale mortgage origination is being expanded by originating, processing and servicing loans for other mortgage companies; alternative mortgage lending is being expanded through telemarketing origination programs for B through D quality paper and FHA streamline programs.

     The Savings Bank is increasing loan origination through its existing office network and is increasing origination of other loan products separate from Transnational Mortgage Corp. such as commercial real estate, commercial business loans, construction loans and consumer loans. During the three months ended
March 31, 1999, loan originations other than residential mortgage loans totalled $2.52 million or 38.73% of originations during that period. This increased origination of loans other than residential mortgage loans reflects management's effort to diversify the Savings Bank's loan portfolio, achieve a higher net interest margin and reduce interest rate risk through the origination of higher yielding assets. This diversification strategy represents a conscious effort by management to migrate over time from the profile of a thrift institution to a profile more typical of a commercial bank. The Savings Bank expects this diversification trend to continue and accelerate with the acquisition of FBKP. In connection with that transaction, the Savings Bank will merge into FBKP which will be the surviving subsidiary of the Holding Company. As a result the Holding Company's operating subsidiary will hold a commercial bank charter rather than a savings bank charter.
  <PAGE 11>
     The Savings Bank's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its mortgage banking operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing the origination for portfolio of commercial real estate, construction, commercial business and consumer loans which generally bear higher interest rates and have shorter terms than residential mortgage loans.

Financial Condition

     The Bank's total assets increased $5.8 million or 3.42% from $164.01 million at December 31, 1998 to $169.81 million at March 31, 1999. The increase in assets was primarily the result of higher levels of cash and cash equivalents, investment securities and net loans that were partially offset by a decrease in loans held for sale.

     Total loans increased to $75.86 million at March 31, 1999 from $73.62 million at December 31, 1998. The increase of $2.24 million, or 2.95%, was primarily the result of increased loan origination of other loan products such as commercial real estate, construction loans and consumer loans as well as modest growth in residential mortgage loans as illustrates by the following loan composition table:


                                        At March 31,       At December 31,
                                            1999              1998
                                         Amount   Percent   Amount  Percent  Variance % Change
Real Estate Loans:
    One-to-four family                   $51,406    67.76% $49,796    67.64%  $1,610     3.13%
    Construction loans                     3,839     5.06    3,286     4.46      553    14.40%
    Five or more family residence          1,404     1.85    1,576     2.14     (172)  -12.25%
    Nonresidential                        15,092    19.90   14,722    20.00      370     2.45%

Commerical loans                           2,859     3.77    3,074     4.17     (215)   -7.52%
Consumer loans                             1,260     1.66    1,168     1.59       92     7.30%
        Total loans                      $75,860   100.00% $73,622   100.00%   2,238     2.95%
                                         =======   ======  =======   ======   ======    =====

Less:
    Unearned fees and discounts             $421              $431
    Undisbursed loan proceeds                  2                 7
    Allowance for loan losses                304               304
    Net Loans                            $75,133           $72,880
                                         =======           =======

     Total investment securities(including mortgage-backed securities) increased $4.24 million, or 8.73%, to $48.54 million at March 31, 1999, from $44.30 million at December 31, 1998. The increase occurred because the Savings Bank transferred cash and cash equivalents and new deposit funds into higher yielding, greater than 15 year maturity mortgage-backed securities for the three month period ended March 31, 1999. On January 29, 1999, the Holding Company purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, of McGuire Performance Solutions, Inc. ("MPS"). The Holding Company purchased the shares for $.78125 per share for a total cost of $1,250,000. The Holding Company owns 100% of MPS's Series A Convertible Preferred Stock. MPS is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.
  <PAGE 13>
     Cash and cash equivalents, including interest-bearing deposits with banks, increased $580,000 to $35.54 million at March 31, 1999, from $34.96 million at December 31, 1998. This increase was the result of cash provided from new deposits, maturities of investments and loan payments net of cash used for the purchase of investments, and disbursements of loan proceeds.

     Total liabilities increased from $133.61 million at December 31, 1998 to $139.30 million at March 31, 1999. This $5.69 million, or 4.08% increase, reflected an increase in the Bank's primary source of funds, saving deposits, which aggregated $133.85 million at March 31, 1999, an increase of $5.69 million, or 4.25% from $128.16 million at December 31, 1998.

     Shareholders' equity increased by $120,000, or .39%, from $30.39 million at December 31, 1998 to $30.51 million at March 31, 1999. This increase reflects the Bank's earnings for the three months ended March 31, 1999 and the change in unrealized gains (losses), net of taxes on investment and mortgage-backed securities held in the Bank's available for sale portfolio.

Asset Quality

     The following table sets forth non-performing assets as of March 31, 1999 and December 31, 1998 (Dollars in thousands):


                                                          At March 31,     At December 31,
                                                              1999             1998

Loans past due 90 days or more as to interest or
  principal and accruing interest                               $    0           $    0
Nonaccrual loans                                                 1,430            1,609
Loans restructured to provided a reduction or deferrel
  of interest or principal                                           0                0
Total nonperforming loans                                        1,430            1,609
Real estate owned (REO)                                            534              629
  Total nonperforming assets                                    $1,964           $2,238
                                                                ======           ======



Nonperforming loans to total loans                                1.89 %           2.19 %
Nonperforming assets to total assets                              1.16             1.36
Allowance for loan losses to total loans                          0.40             0.41
Allowance for loan losses to nonperforming loans                 21.26            18.89
Allowance for loan losses to nonperforming assets                15.48            13.58
Net charge-offs as a percentage of total loans                    0.00             0.37

Results of Operations for the Three Month Periods Ended March 31,
1999 and 1998

General

     The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its interest-earning assets (such as investments and mortgage-backed securities, other investment securities and loans, and its cost of funds (consisting of interest paid on deposits). The Savings Bank's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and service charges, net gains and losses on sales of mortgage-backed securities and other investments, and noninterest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Savings Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Savings Bank. In particular, the general level of market interest rates tends to be highly cyclical. In periods of high interest rates, earnings of the Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Holding Company's common stock.

     Net Income. The Bank's net income totaled $328,000 and $208,000 for the three months ended March 31, 1999 and 1998, respectively. Holding Company earnings per share for the three months ended March 31, 1999 was $.11. Savings Bank earnings per share for the three months ended March 31, 1998 was $.18. The decrease in earnings per share reflects the increased number of shares outstanding as a result of the completion of the Conversion and Reorganization.

     Interest Income. Total interest income increased by $420,000, or 14.95%, to $2.81 million for the three months ended March 31, 1999, from $2.39 million for the three months ended March 31, 1998. The increase in interest income resulted largely from an increase of $158,000 in interest earned on loans and a $272,000 increase in income earned on mortgage-backed and investment securities. The increase in interest income generally reflected management's strategy of pursuing diversification of the Savings Bank's loan composition while maintaining adequate margins over minimum required capital levels. The increase in interest income also occurred due the increased capital from the Conversion and Reorganization which was completed in July 1998.

     Interest Expense. Total interest expense increased to $1.39 million for the three months ended March 31, 1999, from $1.21 million for the three months ended March 31, 1998, representing an increase of $180,000 or 12.95%. The increase was due
<PAGE 15> primarily to an increase in deposits for the three months ended March 31, 1999.

Provision for Loan Losses. The Savings Bank makes a provision to its allowance for loan losses to protect the Bank against possible but not yet identified losses inherent in the Savings Bank's loan portfolio. This provision is recognized for financial reporting purposes as a reduction of income. In making such provision, management of the Savings Bank considers, among other factors, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Interest is discontinued on all loans that are contractually past due three months. During the three months ended March 31, 1999 and 1998, the Bank did not have any charge-offs against the allowance for loan losses. During such periods, the Bank provided $-0- and $50,000, respectively, for possible loan losses in order to protect against possible future losses.

     Net Interest Income After Provision for Loan Losses. Net interest income after the provision for possible loan losses for the three months ended March 31, 1999, increased to $1.42 million from $1.17 million for the three months ended March 31, 1998, an increase of $250,000, or 17.61%.

     Noninterest Income. Noninterest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Noninterest income increased by $11,000, or 4.28%, to $257,000 for the three months ended March 31, 1999, from $246,000 for the three months ended March 31, 1998. The principal reasons for the increase in noninterest income was a $26,000 increase in gain on sale of loans to $140,000 in 1999 from $114,000 in 1998 due to an increase in number of loans sold by Transnational Mortgage Corp. in 1999 which was offset by a $15,000 decrease in loan fees.

     Noninterest Expense. Noninterest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Noninterest expense increased by $140,000, or 11.48%, to $1.22 million for the three months ended March 31, 1999, from $1.08 million for the three months ended March 31, 1998. The principal reasons for the increase was a $62,000 increase in compensation and employee benefits due to normal salary increases, a $16,000 increase in premises and occupancy costs, a $13,000 increase in advertising, a $23,000 increase in expenses of real estate owned, a $8,000 increase in stationery, printing and postage and a $10,000 increase in other expenses. Noninterest expense has increased due to cost associated with the Bank's expansion strategy.

     Income Taxes. Income tax provisions for the three months ended March 31, 1999 and 1998 of $133,000 and $75,000, respectively, generally reflect the Bank's pre-tax income at rates then in effect.
  <PAGE 16>
Liquidity and Capital Resources

     On March 31, 1999, the Bank was in compliance with regulatory capital requirements as follows:

                                                         March 31,
                                                           1999
                                            Required               Actual
                                        %         Amount        %      Amount     Excess
                                                 (Dollar amounts in thousands)
Tangible Equity ratio                  >3.00%     $4,180      23.04%   $32,104    $27,924
Leverage capital ratio                   6.00      8,361      23.04%    32,104     23,743
Total risk-based capital ratio           8.00      5,974      43.40%    32,408     26,434
Tier 1 risk-based capital ratio          4.00      2,987      42.99%    32,104     29,117

                                                        December 31,
                                                           1998
                                           Required               Actual
                                        %         Amount        %       Amount     Excess
                                                 (Dollar amounts in thousands)
Tangible Equity ratio                  >3.00%      4,021      22.67     30,382     26,361
Leverage capital ratio                   6.00      8,042      22.67     30,382     22,340
Total risk-based capital ratio           8.00      5,720      42.89     30,667     24,947
Tier 1 risk-based capital ratio          4.00      2,860      42.49     30,382     27,522

     The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Bank, to be eligible for liquidity. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets(cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. Using this formula, the Bank's liquidity ratio was 59.37% as of March 31, 1999. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows and loan commitments. The Bank also adjusts liquidity as appropriate to meet its assets and liability management objectives.

     The Bank's primary source of funds are deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning assets and other assets which provide liquidity to meet lending requirements and interest rate risk
<PAGE 17> management objectives.  Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $33.87 million at March 31, 1999. For additional information about cash flows from the Bank's operating, financing and investing activities, see Statements of Cash Flows included in Item 1 of this report.

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

     The Holding Company and Savings Bank's Board of Directors and management have addressed the Year 2000 ("Y2K") issue by developing a Y2K Compliance Plan. This plan involves five separate phases: awareness, assessment, renovation, validation and implementation.
       <PAGE 18>
     During 1997, the Savings Bank completed the systems assessment phase, identifying each internal and external system that could potentially be affected by the Y2K issue. Those systems include the Savings Bank's external data processing system as well as equipment such as elevators, bank alarms, vault locks, etc. that may contain imbedded microprocessors. For each such system, determination was made whether or not the system is Y2K compliant. Those determinations involved obtaining Y2K compliant certification from third-party processors and outside vendors.

     The Savings Bank outsource all major data processing applications related to customers' banking transactions to Intrieve, Incorporated ("Intrieve"). Under the agreement with Intrieve, Intrieve is obligated to incur all software related costs to make its system Y2K compliant. Intrieve has prepared a detailed schedule of functions to be performed in its compliance project. As of 3/31/99, Intrieve has completed their "awareness", "assessment", "renovation" and "validation" phases. In October 1998, Intrieve conducted internal testing of its data processing system. Results of these tests were distributed to their customers in November 1998. On November 8, 1998, the Savings Bank conducted testing in-house using Intrieve's data processing system. The Savings Bank performed various banking transactions on customers' accounts using the date of January 10, 2000. All transactions were completed successfully. Intrieve has completed much of its Y2K testing but will continue testing and renovation throughout 1999. The Savings Bank is obligated to incur only the hardware costs associated with implementing the changes required by Intrieve, however hardware costs are not expected to be material.

     The Savings Bank does not expect any of its outside vendors to be noncompliant; however the Savings Bank will continue to monitor their progress.

     In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Y2K problems, testing by the Savings Bank is either not practical or not possible. In those cases, contingency plans are being designed that specify how the Savings Bank will deal with each such potential situation. The Savings Bank has developed a contingency plan which will address failure of the data processing service bureau system. The Savings Bank has determined that if the service bureau system were to fail, the Savings Bank would implement manual systems until such systems could be re-established. The Savings Bank does not anticipate that such short-term manual systems would have a material impact upon the operations of the Savings Bank. Intrieve, Inc. has also developed their own contingency plans.

     The total costs associated with becoming Year 2000 compliant are expected to be less than $15,000 and are not expected to have a material effect on the results of operations. As of March 31, 1999, the Savings Bank had spent approximately $7,000 to become
<PAGE 19> Year 2000 compliant.  Money to fund Year 2000
compliance will come from normal operating cash flow. Expenses associated with Year 2000 compliance will directly reduce otherwise reported net income of the Savings Bank in the period incurred.

     The costs of the project and the date on which the Savings Bank plans to complete the Year 2000 modification are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ from those plans.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.    Document

     2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999 between PSB Bancorp, Inc. and First Bank of Philadelphia (incorporated herein by reference to Exhibit 2.1 of the 10-KSB of PSB Bancorp, Inc. filed March 31, 1999)

     3.1       Articles of Incorporation of Pennsylvania Savings
               Bank (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of
               PSB Bancorp, Inc. filed October 9, 1997).

     3.2 Bylaws of Pennsylvania Savings Bank( incorporated herein by reference to Exhibit 3.2 of the SB-2
               Registration Statement of PSB Bancorp, Inc. filed
               October 9, 1997).

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

     10.5*     Employment Agreement with Anthony DiSandro
               (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp,
               Inc. filed October 9, 1997).

     10.6* Pennsylvania Savings Bank Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).
  <PAGE 21>
     10.7 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 10, 1995(incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998).

     10.8 Lease Agreement between Eleven Colonial Penn Plaza Associates and Pennsylvania Savings Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998).

     10.9*     Pennsylvania Savings Bank Stock Option Plan.
               (incorporated herein by reference to Exhibit 10.9 of Form 10-KSB filed March 31, 1999).

     10.10*    Pennsylvania Savings Bank Management Recognition
               Plan (incorporated herein by reference to Exhibit
               10.10 of Form 10-KSB filed March 31, 1999).

     27        Financial Data Schedules
__________________________
* Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     None.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              May 12, 1999

                              PSB Bancorp, Inc.
                                        (Registrant)

                              By/s/Anthony DiSandro
                                   Anthony DiSandro
                                   President and Chief Operating
                                   Officer  <PAGE 23>