Form 10QSB
period 1999-06-30
PSB BANCORP INC
filed 1999-08-13
CIK 1047537

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________.

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
Yes    X           No

Number of shares outstanding as of June 30, 1999

COMMON STOCK (No Par Value)                  3,101,140
(Title of Class)                        (Outstanding Shares)
  <PAGE 1>
                        PSB Bancorp, Inc.
                           FORM 10-QSB

               For the Quarter Ended June 30, 1999

                            Contents

                                                       Page No.
PART I.   FINANCIAL INFORMATION.                             3

Item 1.   Financial Statements                               3

          Consolidated Statement of Financial
          Condition as of June 30, 1999
          (Unaudited) and December 31, 1998                  3

          Consolidated Statement of Income
          (Unaudited) for the Six and Three Month
          Periods Ended June 30, 1999 and  1998.             4

          Consolidated Statement of Comprehensive Income
          (Unaudited) for the Six and Three Month
          Periods Ended June 30, 1999 and 1998.              5

          Consolidated Statement of Cash Flows (Unaudited)
          for the Six Month Periods Ended June 30, 1999
          and 1998.                                          6

          Notes to Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      9

PART II.  OTHER INFORMATION                                 19

Item 6.   Exhibits and Reports on Form 8-K                  19
  <PAGE 2>

Part I.                                    FINANCIAL INFORMATION
Item 1.                                    Financial Statements
                                           PSB BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                     At June 30,         At December 31,
                                                                        1999                   1998
                                                                                 (unaudited)
ASSETS:
Cash and Cash Equivalents:
 Cash and due from banks                                               $1,712,189          $1,413,249
 Interest bearing deposits in other financial institutions             10,986,479          33,543,499
Investments:
 Investment securities available-for-sale, at fair value               21,608,518          16,907,350
 Mortgage-backed securities available-for-sale, at fair value          48,752,226          22,073,453
 Mortgage-backed securities held-to-maturity (fair
  value of  $1,135,945 and $1,404,753)                                  1,088,270           1,326,737
 Investment securities held-to-maturity (fair value
  of $3,938,346 and $4,005,600)                                         3,999,413           3,996,118
Loans receivable, net                                                  79,488,821          72,880,160
Loans Held for Sale                                                     8,963,112           6,938,160
Real Estate:
 Acquired in settlement of loans                                          325,870             629,263
Office properties and equipment, net of accumulated
 depreciation                                                             937,812             990,071
Federal Home Loan Bank stock, at cost                                     820,800             572,200
 (Restricted investment required by law)
Accrued interest receivable                                             1,527,959           1,288,666
Investment in data center, common stock, at cost                           15,000              15,000
Prepaid corporate taxes                                                   537,527             448,317
Excess of acquisition cost over fair value of assets
 acquired, net of accumulated amortization                                  5,750               6,250
Net deferred taxes                                                        738,491                   0
Prepaid expenses and other assets                                       1,418,237             978,789
  Total Assets                                                       $182,926,474        $164,007,282
                                                                     ============        ============

LIABILITIES:
 Deposits                                                            $133,200,232        $128,160,510
 Securities purchased under agreements to resell                       16,236,468           2,495,030
 Advances from borrowers for taxes                                        875,654           1,096,339
 Income taxes payable                                                     742,108             465,108
 Net deferred taxes                                                             0              97,100
 Accrued pension cost                                                     138,815             138,815
 Accrued interest payable on savings accounts                             251,864             320,896
 Accrued expenses and other liabilities                                 1,625,436             606,413
 Employee stock ownership plan debt                                             0             234,226
  Total Liabilities                                                   153,070,577         133,614,437


SHAREHOLDERS' EQUITY:
 Common stock, no par value, 15,000,000 shares
  authorized; 3,101,140 shares
  issued and outstanding                                                        0                   0
 Additional paid-in capital                                            30,076,914          30,128,052
 Employee stock ownership plan debt                                    (1,316,466)         (1,442,886)
 Retained earnings                                                      2,345,593           1,704,436
 Unrealized gain (loss), investments available for sale                (1,250,144)              3,243
  Total Shareholders' Equity                                           29,855,897          30,392,845
  Total Liabilities and Shareholders' equity                         $182,926,474        $164,007,282
                                                                     ============        ============

  <PAGE 3>

PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME


                                                     Six Months Ended            Three Months Ended
                                                          June 30,                    June 30,
                                                     1999         1998           1999         1998
                                                       (unaudited)                 (unaudited)
Interest Income:
 Interest on loans                                $3,652,538   $3,254,136     $1,875,592   $1,635,311
 Mortgage-backed securities                        1,019,340      154,176        642,223       73,884
 Investment securities
  Taxable Interest                                   511,099      575,333        266,232      269,858
  Taxable Dividends                                   62,377       68,396         31,109       37,287
  Tax-exempt interest                                 71,370            0         35,723            0
 Interest-earning deposits                           536,031      743,538        188,286      393,594

  Total interest income                            5,852,755    4,795,579      3,039,165    2,409,934

Interest expense:
 Interest on deposits                              2,733,969    2,461,527      1,349,514    1,254,164
 Interest - other                                    115,947       13,299        110,759        6,542
  Total interest expense                           2,849,916    2,474,826      1,460,273    1,260,706

  Net interest income                              3,002,839    2,320,753      1,578,892    1,149,228

Provision for loan losses                                  0      183,066              0      133,066

  Net interest income after provision
     for loan losses                               3,002,839    2,137,687      1,578,892    1,016,162

Noninterest income:
 Gain on sale of loans                               257,849      382,591        118,346      241,671
 Loan fees                                            45,969       23,048         38,715       28,096
 Service charges                                     201,082      181,403        106,925       90,033
 Rental income                                        21,610       16,373         10,673        7,136
 Other income                                          9,010       14,218          4,093        4,856

  Total  noninterest income                          535,520      617,633        278,752      371,792

Noninterest Expenses:
 Compensation and employee benefits                1,344,872    1,199,165        687,754      604,128
 Premises and occupancy costs                        337,600      331,899        155,666      165,584
 Federal Insurance premiums                           39,315       33,400         19,674       16,828
 Data processing                                      77,399       73,975         38,506       37,195
 Advertising                                          62,123       63,772         33,878       48,901
 Directors' Fees                                     107,750      113,350         54,250       58,450
 Stationery, printing and postage                     74,110       56,090         39,048       29,119
 Real estate owned (gain)/loss                       160,709       (1,936)       133,255       (6,717)
 Other                                               416,324      343,283        238,355      174,950
  Total noninterest expenses                       2,620,202    2,212,998      1,400,386    1,128,438

Income before provision for income taxes             918,157      542,322        457,258      259,516

 Provision for federal and state income taxes:
  Current                                            277,000      165,000        144,000       90,000
  Deferred tax (benefit)                          __________   __________     __________   __________
     Total income tax provision                      277,000      165,000        144,000       90,000
Net Income                                          $641,157     $377,322       $313,258     $169,516
                                                  ==========   ==========     ==========   ==========
Earnings per share - basic                             $0.22        $0.32          $0.11        $0.15
                                                  ==========   ==========     ==========   ==========
Earnings per share - diluted                           $0.22        $0.32          $0.11        $0.14
                                                  ==========   ==========     ==========   ==========

  <PAGE 4>

PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


                                                                   Six Months Ended              Three Months Ended
                                                                       June 30,                       June 30,
                                                                   1999         1998              1999        1998
                                                                      (unaudited)                    (unaudited)
Net Income                                                       $641,157     $377,322          $313,258    $169,516

Other comprehensive income, net of tax:

 Unrealized gain (loss), investments available for sale        (1,253,387)      (1,810)       (1,005,569)     (5,714)

Other comprehensive income                                     (1,253,387)      (1,810)       (1,005,569)     (5,714)

Comprehensive Income                                            ($612,230)    $375,512         ($692,311)   $163,802
                                                               ==========     ========        ==========    ========

  <PAGE 5>

 PSB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                                     Six Months Ended
                                                                         June 30,
                                                                   1999           1998
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                     $641,157       $377,322
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Amortization of premium/discount on
     mortgage-backed securities                                   25,481         (6,828)
    Depreciation and amortization                                 58,759         72,772
    Write-down and expenses of real estate owned                 158,959         (1,870)
    Gain on sale of real estate owned                                  0        (18,281)
    Gain on sale of loans                                       (257,849)      (382,591)
    Compensation expense-Employee Stock Ownership Plan            75,282              0
    Change in assets and liabilities:
     Decrease in loans held for sale                          (1,767,103)      (503,407)
     (Increase) decrease in accrued interest receivable         (239,293)        18,030
     Increase in prepaid expenses                               (439,448)      (249,947)
     (Increase) decrease in prepaid corporate taxes              (89,210)       296,775
     Increase(decrease) in corporate taxes payable               277,000       (143,000)
     Decrease in accrued interest payable                        (69,032)        (4,482)
     Increase in accrued expenses                              1,019,023        356,125

    Total Adjustments                                         (1,247,431)      (566,704)

    Net cash provided by operating activities                   (606,274)      (189,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of mortgage-backed securities, available for sale  (29,691,531)             0
 Purchase of investment securities, held-to-maturity                   0     (7,000,000)
 Purchase of investment securities, available-for-sale        (6,250,000)     7,220,000
 Maturities of investment securities, available-for-sale       1,000,000      4,000,000
 Maturities of investment securities, held-to-maturity                 0              0
 Mortgage-backed security maturities and
  principal repayments                                         1,682,303        593,180
 Acquisition costs of and proceeds from the sale of
  Federal Home Loan Bank stock                                  (248,600)       (12,300)
 Increased in capitalized conversion costs                                      (49,542)
 Proceeds from sale of real estate owned net of
  improvements                                                   338,800         95,185
 Capital expenditures                                             (6,000)       (29,575)
 Increase in total loans receivable, net                      (6,803,027)    (6,156,310)

  Net cash used in investing activities                      (39,978,055)    (1,339,362)
                                                             ===========     ==========

  <PAGE 6>
PENNSYLVANIA SAVINGS BANK AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1999           1998
                                                                     (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits, net                                   $5,039,722    $19,508,574
 Decrease in Employee Stock Ownership Debt                     (234,226)             0
 Change in advances for borrowers' taxes and
  insurance                                                    (220,685)      (230,049)
 Change in securities purchased under agreements to resell   13,741,438       (375,972)

    Net cash provided by financing activities                18,326,249     18,902,553



NET INCREASE IN CASH AND CASH EQUIVALENTS                   (22,258,080)    17,373,809

 Cash and Cash equivalents, beginning of period              34,956,748     27,888,650

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $12,698,668    $45,262,459
                                                            ===========    ===========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for:

  Interest on deposits and borrowings                       $2,803,001     $2,466,009
                                                            ==========     ==========

  Income taxes                                                 $72,000       $100,000
                                                            ==========     ==========
 Noncash activities

  Loans transferred to real estate owned                      $194,366       $380,793
                                                            ==========     ==========

  <PAGE 7>
                PSB BANCORP, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999
                           (UNAUDITED)


BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. and its wholly-owned subsidiary, Pennsylvania Savings Bank. Significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six months ended
June 30, 1999 are not necessarily indicative of the results that may be expected for any fiscal year.

PROPOSED ACQUISITION:

     On March 19, 1999, PSB Bancorp, Inc. (the "Company") and First Bank of Philadelphia ("FBKP") executed an Agreement and Plan of Reorganization (the "Agreement") pursuant to which the Company has agreed to acquire FBKP in a stock transaction valued at approximately $15.7 million. FBKP is a one-branch bank located in Philadelphia with $63.5 million in assets and $57.5 million in deposits. Pursuant to the Agreement, for each share of FBKP common stock outstanding, the Company will exchange that number of shares of its common stock equal to $6.00 divided by the average closing price of its common stock for the 20 trading days ending three days before closing; provided that the Company will not issue less than .667 or more than .857 shares of Company stock for each share of FBKP stock unless the Company's stock price is less than $6.50 per share and the Company elects to issue additional shares in order to complete the transaction.

     In connection with the transaction, the Company's subsidiary, Pennsylvania Saving Bank, will merge with FBKP with the commercial bank charter of FBKP surviving the merger under a new name to be chosen before closing. The Agreement is subject to regulatory approval and the approval of each party's shareholders. The transaction is expected to qualify as a tax-free reorganization for federal income tax purposes and a pooling of interests for financial reporting purposes.
  <PAGE 8>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

     PSB Bancorp, Inc. (the "Company") was organized as a Pennsylvania business corporation on October 3, 1997 at the direction of Pennsylvania Savings Bank (the "Bank") for the purpose of becoming a holding company for the Bank. The Company is subject to regulation by the Federal Reserve, and its principal business is the ownership of the Bank. In the future, the Company may acquire or organize other operating subsidiaries, although there are no current plans, arrangements or understandings, written or oral, to do so, except as described herein. Because the Bank is the primary operating entity of the Company, management's discussion and analysis will focus on the operations of the Bank.

     The Bank is a Pennsylvania-chartered stock savings bank headquartered in Philadelphia, Pennsylvania. The Bank is a community-oriented institution offering traditional deposit and loan products. The Bank operates five full service offices in Philadelphia, Pennsylvania and one full-service office in Glenside, Montgomery County, Pennsylvania.

Business Strategy

     The Bank's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent financial institution. Generally, the Bank seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage loans, commercial real estate loans, commercial business loans, construction loans and consumer loans, mortgage-backed securities and other liquid investment securities. The Bank's deposits are insured by the FDIC up to applicable limits.

     On March 19, 1999, the Company and the Bank signed a definitive agreement to acquire First Bank of Philadelphia ("FBKP"), a one branch bank located in Philadelphia with $63.5 million in assets and $57.5 million in deposits. The Bank plans further expansion of its branch network in areas contiguous to its current market and then into the suburbs of Philadelphia by opening branch offices or acquiring branches of other institutions.

     The Bank has been expanding the operations of Transnational Mortgage Corp., its mortgage banking subsidiary, in an effort to increase fee income. Retail mortgage origination is being expanded by maintaining a staff of six commissioned sales people to solicit mortgage loans throughout the Philadelphia <PAGE 9> metropolitan area and surrounding counties in Pennsylvania, New Jersey and Delaware; wholesale mortgage origination is being expanded by originating, processing and servicing loans for other mortgage companies; alternative mortgage lending is being expanded through telemarketing origination programs for B through D quality loans (nonprime and subprime loans) and FHA streamline programs.

     In addition to Transnational Mortgage, the Bank is increasing loan origination through its existing office network. The Bank is also increasing origination of loan products other than residential mortgage loans, such as commercial real estate loans, commercial business loans, construction loans and consumer loans, reflecting management's effort to diversify the Bank's loan portfolio, achieve a higher net interest margin and reduce interest rate risk through the origination of higher yielding assets. This diversification strategy represents a conscious effort by management to migrate over time from the profile of a thrift institution to a profile more typical of a commercial bank. The Bank expects this diversification trend to continue and accelerate with the acquisition of FBKP. In connection with that transaction, the Bank will merge into FBKP, and FBKP will be the surviving subsidiary of the Company. As a result, the Company's operating subsidiary will hold a commercial bank charter rather than a savings bank charter.

     The Bank's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its mortgage banking operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and
(3) increasing net interest income and reducing interest rate risk by emphasizing the origination for portfolio of commercial real estate, construction, commercial business and consumer loans which generally bear higher interest rates and have shorter terms than residential mortgage loans.

Financial Condition

     The Bank's total assets increased $18.92 million or 11.54% from $164.01 million at December 31, 1998 to $182.93 million at June 30, 1999. The increase in assets was primarily the result of a $13.74 million increase in funds borrowed in connection with securities purchased under agreements to resell and a $5.04 increase in deposits, which resulted in higher levels of investment securities, net loans and loans held for sale that were partially offset by a decrease in cash and cash equivalents.

     Total loans receivable increased to $80.23 million at June 30, 1999 from $73.62 million at December 31, 1998. The increase of $6.61 million, or 8.98%, reflects the Bank's diversification strategy because it was primarily the result of increased origination of loan products such as commercial real
<PAGE 10> estate loans, residential mortgage loans and consumer loans, as well as modest growth in construction loans, as illustrated by the following loan composition table:

                                           At June 30,       At December 31,
                                               1999              1998
                                         Amount   Percent   Amount   Percent  Variance  % Change
                                                       (Dollar amounts in thousands)
Real Estate Loans:
    One-to-four family                   $50,420    67.76%  $49,796    67.64%     $624     1.24%
    Construction loans                     3,334     5.06     3,286     4.46        48     1.44%
    Five or more family residence          1,397     1.85     1,576     2.14      (179)  -12.81%
    Nonresidential                        19,904    19.90    14,722    20.00     5,182    26.03%

Commercial loans                           3,737     3.77     3,074     4.17       663    17.74%
Consumer loans                             1,437     1.66     1,168     1.59       269    18.72%
        Total loans                      $80,229   100.00%  $73,622   100.00%    6,607     8.24%
                                         =======   ======   =======   ======     =====    =====
Less:
    Unearned fees and discounts             $434               $431
    Undisbursed loan proceeds                  2                  7
    Allowance for loan losses                304                304
    Net Loans                            $79,489            $72,880
                                         =======            =======
Total loans with:
    Fixed rates                          $64,651    87.81%  $55,289    88.08%
    Adjustable rate                        8,971    12.19     7,480    11.92
        Total loans(2)                    73,622   100.00%   62,769   100.00%

     Total investment securities(including mortgage-backed securities) increased $31.15 million, or 70.32%, to $75.45 million at June 30, 1999, from $44.30 million at December 31, 1998. The increase occurred because the Bank transferred cash and cash equivalents and new deposit funds into higher yielding mortgage-backed securities with maturities of 15 years or greater.

     In addition, on January 29, 1999, the Company purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, of McGuire Performance Solutions, Inc. ("MPS"). The Company purchased the shares for $.78125 per share for a total cost of $1,250,000. The Company owns 100% of MPS's Series A Convertible Preferred Stock. MPS is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

     Cash and cash equivalents, including interest-bearing deposits with banks, decreased $22.26 million from $34.96 million at December 31, 1998 to $12.70 million at June 30, 1999. This decrease was the result of the use of cash and cash equivalents to purchase mortgage-backed securities.
  <PAGE 11>
     Total liabilities increased from $133.61 million at December 31, 1998 to $153.07 million at June 30, 1999. This $19.46 million, or 14.56% increase, reflected a $5.04 million increase in the Bank's primary source of funds, saving deposits, which aggregated $133.20 million at June 30, 1999, an increase of 3.93% from the $128.16 million of deposits at December 31, 1998, and an increase in securities purchased under agreements to resell of $13.74 million.

     Shareholders' equity decreased by $530,000, or 1.74%, from $30.39 million at December 31, 1998 to $29.86 million at June 30, 1999. This decrease reflects the $1.25 million change in unrealized gains (losses) on investment and mortgage-backed securities held in the Bank's available for sale portfolio, net of taxes, as offset by the Bank's earnings for the six months ended June 30, 1999.

Asset Quality

     The following table sets forth non-performing assets as of June 30, 1999 and December 31, 1998 (Dollars in thousands):

                                                                    At June 30,    At December 31,
                                                                       1999             1998
Loans past due 90 days or more as to interest or
  principal and accruing interest                                        $51            $   0
Nonaccrual loans                                                       1,452            1,609
Loans restructured to provided a reduction or deferral
  of interest or principal                                                 0                0
Total nonperforming loans                                              1,503            1,609
Real estate owned (REO)                                                  326              629
  Total nonperforming assets                                          $1,829           $2,238
                                                                      ======           ======



Nonperforming loans to total loans                                      1.87 %           2.19 %
Nonperforming assets to total assets                                    1.00             1.36
Allowance for loan losses to total loans                                0.38             0.41
Allowance for loan losses to nonperforming loans                       20.23            18.89
Allowance for loan losses to nonperforming assets                      16.62            13.58
Net charge-offs as a percentage of total loans                          0.00             0.37


     Approximately $1.02 million of the $1.83 million in nonperforming assets as of June 30, 1999 were one-to-four family residential mortgage loans.

Results of Operations for the Six and Three Month Periods Ended
June 30, 1999 and 1998

General

     The Bank's net income is primarily dependent on its net interest income, which is the difference between interest income earned on its interest-earning assets (such as investments and
<PAGE 12> mortgage-backed securities, other investment securities and loans), and its cost of funds (consisting of interest paid on deposits). The Bank's net income also is affected by its provision for loan losses, as well as by the amount of noninterest income, including income from fees and service charges, net gains and losses on sales of mortgage-backed securities and other investments, and noninterest expense such as employee compensation and benefits, deposit insurance premiums, occupancy and equipment costs, and income taxes. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Bank. In particular, the general level of market interest rates tends to be highly cyclical. In periods of high interest rates, earnings of the Bank are likely to be depressed, which in turn would be likely to have a detrimental effect on the market value of any investment in the Company's common stock.

     Net Income. The Bank's net income totaled $641,000 and $377,000 for the six months ended June 30, 1999 and 1998, respectively. Net income for the quarters ended June 30, 1999 and 1998 was $313,000 and $170,000, respectively. These increases were due largely to the increase in interest income discussed below. The Company's earnings per share for the three and six months ended June 30, 1999 were $.11 and $.22, respectively, compared to $.15 and $.32 per share for the three and six month periods ended June 30, 1998, respectively. The decrease in earnings per share reflects the increased number of shares outstanding as a result of the completion of the Bank's conversion and reorganization from a mutual holding company structure to a full stock company (the "Conversion and Reorganization").

     Interest Income. Total interest income increased by $1.05 million, or 21.88%, to $5.85 million for the six months ended June 30, 1999, from $4.80 million for the six months ended
June 30, 1998. The increase in interest income resulted largely from an increase of $398,000 in interest earned on loans and a $866,000 increase in income earned on mortgage-backed and investment securities. Total interest income increased by $630,000 or 26.14% to $3.04 million for the quarter ended
June 30, 1999 compared to $2.41 million for the comparable period of 1998, due principally to an increase of $240,000 in interest earned on loans and a $594,000 increase in income earned on mortgage-backed and investment securities which was offset by a decrease of $205,000 in income earned on deposits. The increase in interest income generally reflected management's strategy of pursuing diversification of the Bank's loan composition. The increase in interest income also occurred due to the investment of the increased capital from the Conversion and Reorganization, which was completed in July 1998, and the transfer of cash and cash equivalents to higher yielding mortgage-backed securities.
  <PAGE 13>
     Interest Expense. Total interest expense increased to $2.85 million for the six months ended June 30, 1999, from $2.47 million for the six months ended June 30, 1998, representing an increase of $380,000 or 15.38%. Interest expense increased by $200,000 or 15.87% to $1.46 million for the quarter ended
June 30, 1999 compared to $1.26 million for the quarter ended June 30, 1998. The increase for both periods was due primarily to the increases in deposits and in securities purchased by the Bank under agreements to resell, which are interest-bearing obligations.

     Provision for Loan Losses. The Bank makes a provision to its allowance for loan losses to protect the Bank against possible but not yet identified losses inherent in the Bank's loan portfolio. This provision is recognized for financial reporting purposes as a reduction of income. In making such provision, management of the Bank considers, among other factors, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Interest is discontinued on all loans that are contractually past due three months. During the three and six month periods ended June 30, 1999, the Bank made no provision to its allowance for loan losses based on the determination of management and the board of directors that the allowance was adequate. The Bank also did not have any charge-offs against the allowance during such period. During the six months ended June 30, 1998, the Bank had charge-offs against the allowance for loan losses of $73,000. During such period, the Bank provided $183,000 for possible loan losses. During the three months ended June 30, 1998, the Bank had charge-offs against the allowance for loan losses of $73,000. During such period, the Bank provided $133,000 for possible loan losses.

     Net Interest Income After Provision for Loan Losses. Net interest income after the provision for possible loan losses for the six months ended June 30, 1999, increased to $3.00 million from $2.14 million for the six months ended June 30, 1998, an increase of $860,000, or 40.19%. Net interest income after the provision for loan losses increased to $1.58 million for the quarter ended June 30, 1999 from $1.02 million for the quarter ended June 30, 1998. These increases were due to the increase in total interest income and the lack of a provision for loan losses during the three and six month periods ended June 30, 1999, as discussed above.

     Noninterest Income. Noninterest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Noninterest income decreased by $82,000, or 13.27%, to $536,000 for the six months ended June 30, 1999, from $618,000 for the six months ended June 30, 1998. The principal reason for the decrease in noninterest income was a $125,000 decrease in gain on sale of loans to $258,000 in 1999 from $383,000 in 1998, due to a decrease in number of loans sold by
<PAGE 14> Transnational Mortgage Corp. in 1999.  This decrease was partially offset by a $23,000 increase in loan fees and a $20,000 increase in service charges. For the second quarter of 1999, increases in loan fees, service charges and rental income were offset by decreases in the gain on sale of loans and other income resulting largely from the decrease in Transnational's business. This decrease resulted in noninterest income of $279,000 for the second quarter 1999 compared to $372,000 for the second quarter 1998.

     Noninterest Expense. Noninterest expense principally consists of employees' compensation and benefits, deposit insurance premiums, expenses incurred in the sale of real estate owned and premises and occupancy costs. Noninterest expense increased by $410,000, or 18.55%, to $2.62 million for the six months ended June 30, 1999, from $2.21 million for the six months ended June 30, 1998. The principal reasons for the increase were a $146,000 increase in compensation and employee benefits due to normal salary increases, a $5,700 increase in premises and occupancy costs, a $163,000 increase in expenses of real estate owned due to management's decisions to liquidate a portion of its inventory of such property throughout the period, an $18,000 increase in stationery, printing and postage and a $73,000 increase in other expenses. Total noninterest expense for the second quarter 1999 increased to $1.40 million from $1.13 million for the second quarter 1998 because of increases in compensation and employee benefits, stationery, printing and postage, expenses of real estate owned and other expenses. Noninterest expense has increased in both periods due to cost associated with the Bank's expansion strategy.

     Income Taxes.   Income tax provisions for the six months
ended June 30, 1999 and 1998 of $277,000 and $165,000,
respectively, generally reflect the Bank's pre-tax income at rates then in effect. The income tax provision for the second quarter was $144,000 in 1999 and $90,000 in 1998.

Liquidity and Capital Resources

     At June 30, 1999, the Bank was in compliance with regulatory capital requirements as follows:

                                                              June 30, 1999
                                           Required               Actual
                                        %        Amount        %        Amount          Excess
                                                   (Dollar amounts in thousands)
Tangible Equity ratio                  >3.00%      $3,841     25.28%      $32,364        $28,523
Leverage capital ratio                  6.00        7,683     25.28%       32,364         24,681
Total risk-based capital ratio          8.00        6,573     39.76%       32,668         26,095
Tier 1 risk-based capital ratio         4.00        3,287     39.39%       32,364         29,077

                                                            December 31, 1998
                                           Required               Actual
                                        %        Amount        %        Amount          Excess  <PAGE 15>
                                                  (Dollar amounts in thousands)
Tangible Equity ratio                  >3.00%       4,021     22.67        30,382         26,361
Leverage capital ratio                  6.00        8,042     22.67        30,382         22,340
Total risk-based capital ratio          8.00        5,720     42.89        30,667         24,947
Tier 1 risk-based capital ratio         4.00        2,860     42.49        30,382         27,522

     The Bank is required to maintain a sufficient level of liquid assets, as determined by management and defined and reviewed for adequacy by the FDIC during its regular examinations. The FDIC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The FDIC allows any marketable security, whose sale would not impair the capital adequacy of the Bank, to be eligible for liquidity. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets(cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. Using this formula, the Bank's liquidity ratio was 62.97% as of June 30, 1999. The Bank adjusts its liquidity levels in order to meet funding needs of deposit outflows and loan commitments. The Bank also adjusts liquidity as appropriate to meet its assets and liability management objectives.

     The Bank's primary source of funds are deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rate levels, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests excess funds in short-term interest-earning assets and other assets which provide liquidity to meet lending requirements and interest rate risk management objectives. Short-term interest-earning deposits with the FHLB of Pittsburgh amounted to $10.99 million at June 30, 1999. For additional information about cash flows from the Bank's operating, financing and investing activities, see Statements of Cash Flows included in
Item 1 of this report.

     A major portion of the Bank's liquidity consists of cash and cash equivalents, which are a product of its operating, investing and financing activities. The primary sources of cash were net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts.
  <PAGE 16>
Disclosure Regarding Year 2000 Compliance

     The Company and the Bank's Board of Directors and management is aware of the possible consequences the Year 2000 ("Y2K") may pose with regard to the computer system utilized to conduct business on a daily basis. The Y2K presents several potential risks to the Company and the Bank:

     1. The Banking transactions of the Bank's customers are processed by an external data processing service bureau. The failure of the service bureau's system to function as a result of the millennium date change could result in the Bank's inability to properly process customer transactions.

     2. Concern on the part of certain depositors that Y2K related problems could impair access to their deposit balances following the millennium date change could result in the Bank experiencing a deposit outflow prior to December 31, 1999.

     3. A number of the Bank's borrowers utilize computers and computer software to varying degrees in conjunction with the operation of their businesses. The customers and suppliers of those businesses may utilize computers as well. Should the Bank's borrowers, or the businesses on which they depend, experience Y2K related computer problems, such borrowers' cash flow could be disrupted, adversely affecting their ability to repay their loans with the Bank.

     4. Certain utility services, such as electrical power and telecommunications services could be disrupted if those services experience Y2K related problems.

     The Company and Bank's Board of Directors and management have addressed the Year 2000 ("Y2K") issue by developing a Y2K
Compliance Plan.  This plan involves five separate phases:
awareness, assessment, renovation, validation and implementation.

     During 1997, the Bank completed the systems assessment phase, identifying each internal and external system that could potentially be affected by the Y2K issue. Those systems include the Bank's external data processing system as well as equipment such as elevators, bank alarms, vault locks, etc. that may contain imbedded microprocessors. For each such system, determination was made whether or not the system is Y2K compliant. Those determinations involved obtaining Y2K compliant certification from third-party processors and outside vendors.

     The Bank outsources all major data processing applications related to customers' banking transactions to Intrieve, Incorporated ("Intrieve"). Under the agreement with Intrieve, Intrieve is obligated to incur all software related costs to make its system Y2K compliant. Intrieve prepared a detailed schedule of functions to be performed in its compliance project. As of March 31, 1999, Intrieve had completed their "awareness",
<PAGE 17> "assessment", "renovation" and "validation" phases.  In
October 1998, Intrieve conducted internal testing of its data processing system. Results of these tests were distributed to their customers in November 1998. On November 8, 1998, the Bank conducted testing in-house using Intrieve's data processing system. The Bank performed various banking transactions on customers' accounts using the date of January 10, 2000. All transactions were completed successfully. Intrieve has completed much of its Y2K testing but will continue testing and renovation throughout 1999. The Bank is obligated to incur only the hardware costs associated with implementing the changes required by Intrieve. These hardware costs are not expected to be material.

     The Bank does not expect any of its outside vendors to be noncompliant; however, the Bank will continue to monitor their progress.

     In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Y2K problems, testing by the Bank is either not practical or not possible. In those cases, contingency plans are being designed that specify how the Bank will deal with each such potential situation. The Bank has developed a contingency plan which will address failure of the data processing service bureau system.
The Bank has determined that if the service bureau system were to fail, the Bank would implement manual systems until such systems could be re-established. The Bank does not anticipate that such short-term manual systems would have a material impact upon the operations of the Bank. Intrieve, Inc. has also developed their own contingency plans.

     The total costs associated with becoming Year 2000 compliant are expected to be less than $15,000 and are not expected to have a material effect on the results of operations. As of June 30, 1999, the Bank had spent approximately $7,000 to become Year 2000 compliant. Money to fund Year 2000 compliance will come from normal operating cash flow. Expenses associated with Year 2000 compliance will directly reduce otherwise reported net income of the Bank in the period incurred.

     The costs of the project and the date on which the Bank plans to complete the Year 2000 modification are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ from those plans.
  <PAGE 18>
Part II.  OTHER INFORMATION

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

               10.2*     Pennsylvania Savings Bank Cash or
                         Deferred Profit Sharing Plan
                         (incorporated herein by reference to
                         Exhibit 10.2 of the SB-2 Registration
                         Statement of PSB Bancorp, Inc. filed
                         October 9, 1997).

               10.3* Pennsylvania Savings Bank Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).

               10.4* Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).
  <PAGE 19>
               10.5*     Employment Agreement with Anthony
                         DiSandro (incorporated herein by
                         reference to Exhibit 7.2 of the SB-2
                         Registration Statement of PSB Bancorp,
                         Inc. filed October 9, 1997).

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

               10.9*     Pennsylvania Savings Bank Stock Option
                         Plan. (incorporated herein by reference
                         to Exhibit 10.9 of Form 10-KSB filed
                         March 31, 1999).

               10.10*    Pennsylvania Savings Bank Management
                         Recognition Plan (incorporated herein by reference to Exhibit 10.10 of Form
                         10-KSB filed March 31, 1999).

               27        Financial Data Schedule
____________________________________
* Denotes a management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K

               None.
  <PAGE 20>
                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              August 10, 1999

                              PSB Bancorp, Inc.
                                (Registrant)

                              By /s/ Anthony DiSandro
                                   Anthony DiSandro
                                   President and Chief Operating
                                   Officer

  <PAGE 21>