Form 10-Q
period 1999-09-30
PSB BANCORP INC
filed 1999-11-15
CIK 1047537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______________________.

                                  No. 000-24601
                            (Commission File Number)

                                PSB BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Pennsylvania                                       23-2930740
        ------------                                       ----------
 (State of Incorporation)                           (IRS Employer ID Number)


11 Penn Center Suite 2601                                   19103
-------------------------                                   -----
1835 Market  Street, Philadelphia, PA                      (Zip Code)
(Address of Principal Executive Offices)

                                 (215) 979-7900
                                 --------------
                         (Registrant's Telephone Number)

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
Yes   X     No
     ---        ---

Number of shares outstanding as of September 30, 1999

     COMMON STOCK (No Par Value)                             4,538,222
     ---------------------------                             ---------
           (Title of Class)                            (Outstanding Shares)


                                                            Page 1 of 22 Pages
                                                      Exhibit Index on Page 20

                                PSB Bancorp, Inc.
                                   FORM 10-QSB

                    For the Quarter Ended September 30, 1999

                                    Contents

                                                                                    Page No.
                                                                                    --------
PART I.       FINANCIAL INFORMATION.

Item 1.       Financial Statements

              Consolidated Statement of Financial Condition as of September
              30, 1999(Unaudited) and December 31, 1998                                 3

              Consolidated Statement of Income (Unaudited) for the Nine
              and Three Month Periods Ended September 30, 1999 and 1998.                4

              Consolidated Statement of Comprehensive Income (Unaudited) for
              the Nine and Three Month Periods Ended September 30, 1999 and
              1998.                                                                     5

              Consolidated Statement of Shareholders' Equity (Unaudited)
              for the Nine Month Periods Ended September 30, 1999 and
              1998.                                                                     6

              Consolidated Statement of Cash Flows (Unaudited) for the
              Nine 6 Month Periods Ended September 30, 1999 and 1998.                   7

              Note to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     9

PART II.      OTHER INFORMATION                                                        20

Item 6.       Exhibits and Reports on Form 8-K                                         20








Part I        Financial Information

Item I        Financial Statements

                                PSB BANCORP, INC
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                   September 30,       December 31,
                                                                                        1999              1998
                                                                                    (unaudited)        (unaudited)
ASSETS
   Cash and due from banks                                                          $   2,299          $   2,126
   Interest bearing deposits with banks                                                 4,738             45,401
   Investment securities - available-for-sales at fair value                           21,952             18,038
   Mortgage-backed securities available-for-sale, at fair value                        48,373             22,074
   Mortgage-backed securities held-to-maturity (fair value of
    $1,097 and $1,405)                                                                  1,058              1,327
   Investment securities held-to-maturity (fair value of
    $3,897 and $4,006)                                                                  4,000              3,996
   Loans, less allowance for loan losses of $1,031 and $1,031, respectively           155,356            121,240
   Loans held for sale                                                                  8,372              6,938
   Property acquired through loan foreclosure actions, net                              1,002              1,277
   Premises and equipment, net                                                          1,551              1,619
   Accrued interest receivable                                                          2,238              1,702
   Prepaid corporate taxes                                                                381                448
   Deferred tax asset                                                                   1,575                240
   Other assets                                                                         2,135              1,060
                                                                                    ---------          ---------

        TOTAL ASSETS                                                                $ 255,030          $ 227,486
                                                                                    =========          =========

LIABILITIES
   Deposits
       Non-interest bearing                                                         $   3,867          $   4,841
       Interest bearing                                                               193,953            180,814
                                                                                    ---------          ---------
                                                                                      197,820            185,655

   Borrowed Funds                                                                       2,000
   Securities purchased under agreements to resell                                     16,025              2,495
   Advances from borrowers for taxes                                                      776              1,096
   Income taxes payable                                                                   493                465
   Net Deferred Taxes                                                                      97
   Accrued interest payable                                                               411                502
   Employee stock ownership debt                                                          234
   Other liabilities                                                                    1,249                812
                                                                                    ---------          ---------

       Total liabilities                                                              218,774            191,356
                                                                                    ---------          ---------


SHAREHOLDERS' EQUITY
   Common stock-authorized, 17,999,500 shares no par value
       issued and outstanding, 4,538,222                                                    0                  0
   Additional paid-in capital                                                          40,739             40,790
   Employee stock ownership plan                                                       (1,281)            (1,442)
   Accumulated deficit                                                                 (1,448)            (3,221)
   Unrealized loss, investments available for sale                                     (1,754)                 3
                                                                                    ---------          ---------

       Total shareholders' equity                                                      36,256             36,130
                                                                                    ---------          ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 255,030          $ 227,486
                                                                                    =========          =========

The accompanying notes are an integral part of these financial statements.

                                PSB BANCORP, INC
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               Three months ended
                                                         9/30/99               9/30/98
                                                                             (unaudited)
(unaudited)
INTEREST INCOME
   Loans, including fees                                 $ 3,421               $ 2,839
   Investment securities                                   1,207                   406
   Deposits with banks                                       138                   661
                                                         -------               -------

        Total interest income                              4,766                 3,906

INTEREST EXPENSE                                           2,305                 1,933
                                                         -------               -------

        Net interest income                                2,461                 1,973

PROVISION FOR LOAN LOSSES                                   --                     100
                                                         -------               -------

        Net interest income after provision
             for loan losses                               2,461                 1,873
                                                         -------               -------

NON-INTEREST INCOME                                          302                   320
                                                         -------               -------

NON-INTEREST EXPENSES
   Salaries and employee benefits                            893                   764
   Occupancy and equipment                                   323                   318
   Other operating                                           652                   479
                                                         -------               -------

        Total non-interest expenses                        1,868                 1,561
                                                         -------               -------

        Income before income taxes                           895                   632

INCOME TAXES                                                (104)                 (113)
                                                         -------               -------

NET INCOME                                               $   791              $   519
                                                         =======               =======

   Net income per common share
        Basic                                            $   .17               $   .11
        Diluted                                              .14                   .08



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                PSB BANCORP, INC
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 Nine months ended
                                                          9/30/99                9/30/98
                                                        (unaudited)            (unaudited)
INTEREST INCOME
   Loans, including fees                                 $  9,551               $  8,407
   Investment securities                                    2,919                  1,218
   Deposits with banks                                        798                  1,595
                                                         --------               --------

        Total interest income                              13,268                 11,220

INTEREST EXPENSE                                            6,537                  5,729
                                                         --------               --------

        Net interest income                                 6,731                  5,491

PROVISION FOR LOAN LOSSES                                    --                      283
                                                         --------               --------

        Net interest income after provision
             for loan losses                                6,731                  5,208
                                                         --------               --------

NON-INTEREST INCOME                                           866                    970
                                                         --------               --------

NON-INTEREST EXPENSES
   Salaries and employee benefits                           2,611                  2,330
   Occupancy and equipment                                    936                    955
   Other operating                                          1,912                  1,459
                                                         --------               --------

        Total non-interest expenses                         5,459                  4,744
                                                         --------               --------

        Income before income taxes                          2,138                  1,434

INCOME TAXES                                                 (221)                  (238)
                                                         --------               --------

NET INCOME                                               $  1,917               $  1,196
                                                         ========               ========

   Net income per common share
        Basic                                            $    .42               $    .26
        Diluted                                               .33                    .20



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                        PSB BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                   Nine Months Ended
                                                                                                         30-Sep
                                                                                              --------------------------
                                                                                                1999              1998
                                                                                              --------          --------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income                                                                         $  1,917          $  1,197
                                                                                              --------          --------
           Adjustments to reconcile net income to net cash
                   provided by (used in) operating activities:
                         Amortization of premium/discount on
                                   mortgage-backed securities                                       38                (6)
                         Depreciation and amortization                                             247               251
                         Write-down and expenses of real estate owned                              254                (2)
                         Gain on sale of real estate owned                                           0               (18)
                         Gain on sale of loans                                                    (391)             (604)
                         Compensation expense-Employee Stock Ownership Plan                        105                 0
                         Change in assets and liabilities:
                                   Decrease in loans held for sale                              (1,094)             (731)
                                   Increase in accrued interest receivable                        (304)               31
                                   Increase in prepaid expenses                                   (649)             (315)
                                   Increase in deferred tax asset                               (1,835)                0
                                   Increase in other assets                                       (428)             (157)
                                   Decrease in prepaid corporate taxes                              67               147
                                   Decrease in corporate taxes payable                              28                10
                                   Decrease in accrued interest payable                            (91)               27
                                   Increase in accrued expenses                                    438               550
                                                                                              --------          --------

                         Total Adjustments                                                      (3,615)             (817)
                                                                                              --------          --------

                         Net cash used by operating activities                                  (1,698)              380
                                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of mortgage-backed securities, available for sale                          (28,905)                0
           Purchase of investment securities, held-to-maturity                                       0           (12,000)
           Purchase of investment securities, available-for-sale                                (6,597)            8,000
           Maturities of investment securities, available-for-sale                               1,000            11,220
           Maturities of investment securities, held-to-maturity                                     0                 0
           Mortgage-backed security maturities and                                                   0                 0
                   principal repayments                                                          2,515               992
           Acquisition costs of and proceeds from the sale of                                        0                 0
                   Federal Home Loan Bank stock                                                    249               (12)
           Increased in capitalized conversion costs                                                 0               155
           Proceeds from sale of real estate owned net of                                            0                 0
                   improvements                                                                    582             1,215
           Capital expenditures                                                                     (6)              (30)
           Net decrease in interest bearing deposits with banks                                 40,298           (18,640)
           Purchase of premises and equipment                                                     (153)             (106)
           Increase in total loans receivable, net                                             (42,722)           (7,604)
                                                                                              --------          --------

                   Net cash used in investing activities                                       (33,739)          (16,810)
                                                                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Increase in deposits, net                                                            12,166             2,936
           Net procedds from stock offering                                                        234            14,124
           Proceecds received from merger with PSB Mutual Holding Company                            0               247
           Change in advances for borrowers' taxes and                                               0                 0
                   insurance                                                                      (320)             (256)
           Proceeds from borrowed funds                                                         10,000                 0
           Change in securities purchased under agreements to resell                            13,530              (372)
                                                                                              --------          --------

                         Net cash provided by financing activities                              35,610            16,679
                                                                                              --------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          173               249

           Cash and Cash equivalents, beginning of period                                        2,126             1,877
                                                                                              --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         2,299             2,126
                                                                                              ========          ========

                                PSB BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 ( In thousands)

                                                                            Nine Months Ended               Three Months Ended
                                                                               September 30,                    September 30,
                                                                        ------------------------         ------------------------
                                                                          1999            1998             1999            1998
                                                                        -------          -------         -------          -------
                                                                               (unaudited)                      (unaudited)
Net Income                                                              $ 1,917          $ 1,196         $   791          $   519

Other comprehensive income, net of tax:

         Unrealized gain (loss), investments available for sale          (1,754)              44            (504)              35
                                                                        -------          -------         -------          -------

Other comprehensive income                                               (1,754)              44            (504)              35
                                                                        -------          -------         -------          -------

Comprehensive Income                                                    $   163          $ 1,240         $   287          $   554
                                                                        =======          =======         =======          =======

                        PSB BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                              Employee            Accumulated
                                                                   Additional   Stock                Other
                                                         Common      Paid-in  Ownership  Retained Comprehensive       Comprehensive
                                                          Stock      Capital    Plan     Earnings    Income     Total     Income
                                                         --------   --------  --------   --------   --------   --------  --------
BALANCE, DECEMBER 31, 1997                               $  1,195   $ 24,225  $   (295)  $ (5,131)  $    (10)  $ 19,984

  Net Income for the six months ended
              September 30, 1998                                                            1,573                 1,573     1,573

  Employee Stock Ownership Plan:
              Shares released                                                       30                               30

  Other comprehensive income, net of tax:
              Change in unrealized loss on investment
              and mortgage-backed securities
              available-for-sale, net of taxes                                                             8          8         8

                                                         --------   --------  --------   --------   --------   --------  --------
BALANCE, September 30, 1998 (UNAUDITED)                  $  1,195   $ 24,225  $   (265)  $ (3,558)  $     (2)  $ 21,595  $  1,581
                                                         ========   ========  ========   ========   ========   ========  ========

BALANCE, DECEMBER 31, 1998                               $      0   $ 40,790  $ (1,442)  $ (3,221)  $      3   $ 36,130

  Net Income for the six months ended
              September 30, 1999                                                            1,917                 1,917     1,917

  Employee Stock Ownership Plan:
              Shares released                                            (51)      161                              110

  Other comprehensive income, net of tax:
              Change in unrealized loss on investment
              and mortgage-backed securities
              available-for-sale, net of taxes                                                        (1,757)    (1,757) ($ 1,757)

                                                         --------   --------  --------   --------   --------   --------  --------
BALANCE, SEPTEMBER 30, 1999 (UNAUDITED)                  $      0   $ 40,739  $ (1,281)  $ (1,304)  $ (1,754)  $ 36,400  $    160
                                                         ========   ========  ========   ========   ========   ========  ========

                                PSB BANCORP, INC.
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


Basis of Presentation:

         The consolidated financial statements include the accounts of PSB Bancorp, Inc. ( the "Company") and its wholly-owned subsidiary, First Penn Bank. Significant intercompany accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

Merger:

         On October 12, 1999, the Company completed its acquisition of First Bank of Philadelphia ("First Bank"). In connection with the acquisition, each outstanding share of First Bank was exchanged for .857 shares of PSBI common stock. In addition, options to acquire 1,612,500 shares of First Bank have been converted into options to acquire 1,381,912 shares of the Company's common stock.

         As part of the transaction, PSBI merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank, which holds a state commercial bank charter. The resulting operating subsidiary will operate under the name of First Penn Bank (the "Bank") and will hold a commercial bank charter. This will provide the Bank with greater lending flexibility, particularly with respect to commercial loans. The Bank will operate seven branches including two in Center City Philadelphia, and one in Montgomery County, Pennsylvania.

         The transaction was accounted for as a pooling of interests for financial reporting purposes, and as a tax-free reorganization for tax purposes.

Business Strategy:

         The Bank's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent financial institution. Generally, the Bank seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans and student loans, mortgage-backed securities and other liquid investment securities. The Bank's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market,
(2) expanding its lending operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing the origination for portfolio of commercial real estate, construction, commercial business and student loans which generally bear higher interest rates and have shorter terms than residential mortgage loans.

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

         The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

Net Income


         The Bank's net income totaled $1.9 million and $1.2 million for the nine months ended September 30, 1999 and 1998, respectively. Net income for the quarters ended September 30, 1999 and 1998 was $791,000 and $519,000, respectively. These increases were due largely to the increase in interest income discussed below. The Company's earnings per share for the three and nine months ended September 30, 1999 was $0.17 and $0.42 respectively, compared to $0.11 and $0.26 per share for the three and nine month periods ended September 30, 1998, respectively. The increase in earnings per share reflects the increased earnings of the Company and improving net interest margin

Net Interest Income

         Net interest income is a key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income for the third quarter of 1999 was $2.5 million, or 20% greater than the third quarter of 1998, and was $6.7 million, or 23% greater for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase generally reflected management's strategy of pursuing diversification of the Bank's loan composition while maintaining adequate margins over minimum required capital levels and an improving yield on the Bank's loan portfolio and a increase in mortgage-backed and investment securities. The increase also occurred due to the increased capital from the Conversion and Reorganization which was completed in July 1998, and the transfer of cash and cash equivalents to higher yielding mortgage-backed securities.

Provision for Loan Losses

         The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the Board of Directors. See "Asset Quality - Allowance for Loan Losses." Because the allowance for loan losses was deemed to be adequate during the three and nine month periods ended September 30, 1999, no additional amounts were provided. Additionally, the Bank did not have any charge-offs against the allowance for loan losses during such period. During the three and nine month periods ended September 30, 1998, the Bank had charge-offs against the allowance for loan losses of $73,000. During such period, the Bank provided $283,000 and $100,000, respectively for possible loan losses

Non-interest Income

         Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Non-interest income decreased by $104,000, or 10.7%, to $866,000 for the nine months ended September 30, 1999, from $970,000 for the nine months ended September 30, 1998. The principal reasons for the decrease in non-interest income was a $213,000 decrease in gain on sale of loans to $391,000 in 1999 from $604,000 in 1998, due to a decrease in number of loans sold by Transnational Mortgage Corp. in 1999. This decrease was partially offset by a $63,000 increase in loan fees, and a $46,000 increase in service charges. For the third quarter of 1999, increases in loan fees, service charges and rental income were offset by decreases in the gain on sale of loans and other income resulting largely from the decrease in Transnational's business. Non-interest income increased to $302,000 from $320,000 for the third quarter 1999 and 1998.

Non-interest Expense

         Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Non-interest expense increased by $715,000, or 13.1%, to $5.4 million for the nine months ended September 30, 1999, from $4.7 million for the nine months ended September 30, 1998. The principal reasons for the increase were a $267,000 increase in compensation and employee benefits due to normal salary increases, a $237,000 increase in expenses of real estate owned due to management's decisions to liquidate a portion of its inventory of such property throughout the period, and a $143,000 increase in other expenses. Total non-interest expense for the third quarter 1999 increased to $1.9 million from $1.6 million for the third quarter 1998 due to increases in compensation and employee benefits, stationery, printing and postage, expenses of real estate owned and other expenses. Non-interest expense has increased in both periods due to cost associated with the Bank's expansion strategy.

Provision for Income Taxes

         Income tax provisions for the nine months ended September 30, 1999 and 1998 of $221,000 and $238,000, respectively, generally reflect the Bank's pre-tax income in accordance with the principles of SFAS No. 109, "Accounting for Income Taxes." The income tax provision for the third quarter was $104,000 in 1999 and $113,000 in 1998.

Liquidity and Interest Rate Sensitivity

         The maintenance of adequate liquidity and the mitigating of interest rate risk is integral to the management of the Bank's balance sheet. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit. Interest rate sensitivity focuses on the impact of fluctuating interest rates and the re-pricing characteristics of rate sensitive assets and liabilities on net interest income.

         The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return. Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $50 million credit facility with the Federal Home Loan Bank (FHLB). Advances are secured by all FHLB stock and qualifying mortgage loans. There were no advances outstanding against this line at September 30, 1999.

         Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the nine months ended September 30, 1999, net cash used by operating activities was $1.7 million, compared to net cash provided by operating activities of $380,000 for the same period of 1998. During the nine months ended September 30, 1999, net cash used by investing activities was $33.7 million, compared to net cash used by investing activities of $16.8 million for the same period of 1998. Financing activities provided net cash of $35.6 million during the nine months ended September 30, 1999, compared to $16.7 million in net cash used in financing activities for the same period of 1998. The net result of these items was a $173,000 increase in cash and cash equivalents for the nine months ended September 30, 1999, compared to a $249,000 increase in cash and cash equivalents for the same period of 1998.

         Interest rate sensitivity is closely related to liquidity since each is directly affected by the maturity of assets and liabilities. Rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income. The primary function of the Bank's interest rate sensitivity management is to reduce exposure to interest rate risk through an appropriate balance between interest-earning assets and interest-bearing liabilities. The goal is to minimize fluctuations in the net interest margin of the Bank due to general changes in interest rates.

         The blending of fixed and floating rate loans and investments to match the repricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize any fluctuations in net interest income. The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity.

Management believes that the accessibility to FHLB borrowings will provide the flexibility to assist in keeping fluctuations in net interest income under control and to maintain an adequate liquidity position.

         Another tool used by management to gauge the structure of the balance sheet is a "gap" analysis which categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At September 30, 1999, the Bank had a one-year liability gap of $78.0 million and a gap ratio of 0.52 or 30.0% of total assets as of that date. This compares with a one-year sensitive gap of $64.3 million and a gap ratio of 0.58 or 28.3% of total assets at December 31, 1998.

         The following table shows the interest rate sensitive data at September 30, 1999 (in thousands):

                                                                               Repricing Time Periods

                                                                                                   Over 5 yrs
                                                                                                     or rate     Balance at
                                                        0-3 mos       3-12 mos        1-5 yrs      insensitive     9/30/99

Interest bearing deposits with banks                   $  4,738             --             --             --      $  4,738
Investment Securities                                        --             --       $  5,044       $ 68,827        73,871
Loans                                                    72,277       $  7,666         25,277         67,956       173,176
Other assets                                                 --             --             --          3,245         3,245
                                                       --------       --------       --------       --------      --------
        Total assets                                   $ 77,015       $  7,666       $ 30,321       $140,028      $255,030


Non-interest bearing deposits                                --             --             --          5,135      $  5,135
Interest bearing deposits                                88,569         74,127         21,483             --       184,179
Other liabilities                                            --             --             --         35,431        35,431
                                                       --------       --------       --------       --------      --------
       Total liabilities                               $ 88,569       $ 74,127       $ 21,483       $ 40,566      $224,745
Shareholders' Equity                                         --             --             --         30,285        30,285
                                                       --------       --------       --------       --------      --------
       Total liabilities and shareholders' equity      $ 88,569       $ 74,127       $ 21,483       $ 70,851      $255,030


GAP                                                    ($11,554)      ($66,461)      $  8,838       $ 69,177      $      0

Cumulative GAP                                         ($11,554)      ($78,015)      ($69,177)      $      0      $      0

Cumulative GAP Ratio                                       0.87           0.52           0.62           1.00          1.00

Capital Adequacy

         The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At September 30, 1999, The Bank was required to have a minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at September 30, 1999, were 21.8% and 22.5%, respectively, and the Bank's Tier I leverage ratio was 12.54%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

         On September 30, 1999, the Bank was in compliance with regulatory capital requirements as follows:

                                                                September 30,
                                                                    1999
                                    ----------------------------------------------------------------------
                                            Required                       Actual
                                    --------------------------   ---------------------------
                                         %           Amount           %           Amount        Excess
                                    ------------   -----------   ------------   ------------  ------------
                                                        (Dollar amounts in thousands)
Tangible Equity ratio                    >3.00%       $ 4,282         12.54%        $31,138       $26,856
Leverage capital ratio                     6.00        14,894         12.54%         31,138        16,244
Total risk-based capital ratio             8.00        11,419         22.50%         32,149        20,730
Tier 1 risk-based capital ratio            4.00         5,710         21.80%         31,138        25,428


                                                                December 31,
                                                                     1998
                                    ----------------------------------------------------------------------
                                            Required                       Actual
                                    --------------------------   ---------------------------
                                         %           Amount           %           Amount        Excess
                                    ------------   -----------   ------------   ------------  ------------
                                                        (Dollar amounts in thousands)
Tangible Equity ratio                    >3.00%         5,103          15.89         36,119        31,016
Leverage capital ratio                     6.00        11,818          15.89         36,119        24,301
Total risk-based capital ratio             8.00         8,607          30.02         36,859        28,252
Tier 1 risk-based capital ratio            4.00         4,304          29.20         36,119        31,815

FINANCIAL CONDITION

General

         The Bank's total assets increased $27.5 million or 10.8% from $227.5 million at December 31, 1998 to $255.0 million at September 30, 1999. The increase in assets was primarily the result of a increase in mortgage-backed and investment securities and net loans.

          Total loans increased to $173.2 million at September 30, 1999 from $122.7 million at December 31, 1998. The increase of $50.5 million, or 29.1%, was primarily the result of the Bank's student loan program. This program was an existing program of First Bank of Philadelphia and now appears in the Company's consolidated results because of the merger. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 45 to 60 days of origination to an investor. Increased loan origination of other loan products such as commercial real estate, construction loans and consumer loans as well as modest growth in residential mortgage loans were also a factor as illustrated by the following loan composition table:


                                              At September 30,                 At December 31,
                                    ---------------------------------------------------------------
                                                  1999                             1998
                                    -----------------------------     -----------------------------
                                       Amount          Percent           Amount          Percent       Variance        % Change
                                    -------------    ------------     -------------     -----------   -----------     ------------
Real Estate Loans:
    One-to-four family                  $ 72,512          41.87%          $ 58,162          47.40%      $ 14,350           19.79%
    Construction loans                    26,557          15.34%            16,639          13.56%         9,918           37.35%
    Five or more family residence          2,890           1.67%             3,321           2.71%          (431)         -14.91%
    Nonresidential                        25,938          14.98%            22,611          18.43%         3,327           12.83%

Commerical loans                          18,166          10.49%            20,808          16.96%        (2,642)         -14.54%
Student loans held for sale               25,880          14.94%                 -           0.00%
Consumer loans                             1,233           0.71%             1,168           0.95%            65            5.27%
                                    -------------    ------------     -------------     -----------
                                                                                                      -----------     ------------
        Total loans                    $ 173,176         100.00%         $ 122,709         100.00%        24,587           14.20%
                                    =============    ============     =============     ===========   -----------     ------------

Less:
    Unearned fees and discounts            $ 415                             $ 431
    Undisbursed loan proceeds                  2                                 7
    Allowance for loan losses              1,031                             1,031
                                    -------------                     -------------
    Net Loans                          $ 171,728                         $ 121,240
                                    =============                     =============

         Total investment securities (including mortgage-backed securities) increased $29.1 million, or 39.1%, to $74.5 million at September 30, 1999, from $45.4 million at December 31, 1998. The increase occurred because the Bank transferred cash and cash equivalents and new deposit funds into higher yielding, greater than 15 year maturity mortgage-backed securities for the six month period ended June 30, 1999

          Cash and cash equivalents, including interest-bearing deposits with banks, decreased $40.5 million to $7.0 million at September 30, 1999, from $47.5 million at December 31, 1998. This decrease was the result of the purchase of investments, and disbursements of loan proceeds.

         Total liabilities increased from $191.3 million at December 31, 1998 to $218.8 million at September 30, 1999. This $27.5 million, or 12.6% increase, reflected an increase in the Bank's primary source of funds, saving deposits, and securities purchased under agreements to resale.

Asset Quality

Delinquent Loans

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the 15th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is carefully reviewed, additional notices are sent to the borrower and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

Non-Performing Assets

         The Bank's level of non-performing assets increased $839,000, or 27%, during the nine months ended September 30, 1999, from $2.2 million at December 31, 1998 to $3.1 million at September 30, 1999. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

         The following table sets forth non-performing assets as of September 30, 1999 and December 31, 1998 (Dollars in thousands):

                                                             At September 30,  At December 31,
                                                                  1999             1998
                                                                  ----             ----

Loans past due 90 days or more as to interest or
              principal and accruing interest                      148          $      --
Nonaccrual loans                                                 1,946              2,336
Loans restructured to provided a reduction or deferrel
              of interest or principal                              --                 --
                                                                ------          ---------
Total nonperforming loans                                        2,094              2,336
Real estate owned (REO)                                            983              1,277
                                                                ------          ---------
              Total nonperforming assets                        $3,077          $   3,613
                                                                ======          =========



Nonperforming loans to total loans                                1.21%              1.90
Nonperforming assets to total assets                              1.21               1.59
Allowance for loan losses to total loans                          0.59               0.84
Allowance for loan losses to nonperforming loans                 49.24              44.14
Allownance for loan losses to nonperforming assets               33.51              28.54
Net charge-offs as a percentage of total loans                      --                 --

Allowance for loan losses

         The provision for loan losses is an amount charged against earnings to fund the allowance for possible future losses on existing loans. In order to determine the amount of the provision for loan losses, the Bank conducts a monthly review of the loan portfolio to evaluate overall credit quality. In establishing its allowance for loan losses, management considers the size and risk exposure for each segment of the loan portfolio, past loss experience, current indicators such as the present levels and trends of delinquency rates and collateral values, and the potential losses for future periods. The provisions are based on management's review of the economy, interest rates, general market conditions, and in certain instances, an estimate of net realizable value (or fair value) of the collateral, as applicable, considering the current and anticipated future operating environment. These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for loan losses. As adjustments become identified, they are reported in earnings for the period in which they become known. Management believes that it makes an informed judgment based upon available information. The adequacy of the allowance is reviewed monthly by the Board of Directors.

         It is the objective of the Bank's evaluation process to establish the following components of the allowance for loan losses: a specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses. Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflects the current risk to the Bank. As a general rule, special mention assets will have a minimum reserve of 5%, substandard assets will have a minimum reserve of 10%, and doubtful assets will have a minimum reserve of 50%. A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.

         Based upon management's analysis, the Bank did not record provisions for loan losses during the three and nine month periods ended September 30, 1999. The Bank recorded provisions of $283,000 and charge-offs of $579,000 for periods ended September 30, 1998.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, generate statements, compute payments, interest on delinquency, or engage in similar normal business activities.

         Management is committed to ensuring that the Bank's daily operations suffer little or no impact from the century date change. The Bank has formed a Year 2000 committee and has developed a Year 2000 action plan to ensure Year 2000 compliance. The Bank has determined that it is Year 2000 Compliant. The Bank has applied due diligence throughout the Year 2000 process, following the guidelines contained in the Federal Financial Institutions Examinations Council's Interagency Guidelines and the SEC's Release No. 33-7558. The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Year 2000 issues. Regulatory examination of the Bank's Year 2000 programs are conducted on a quarterly basis.

         The Bank's plan to resolve the Year 2000 issues has involved the following four phases: assessment, remediation, testing, and implementation. The Bank has assessed and inventoried mission critical, environmental, and other information systems which could be impacted by the date change for the year 2000. These systems include the Bank's data processing, teller terminals, ATM machines, proof operating machine, LANs, security systems, electrical, HVAC, telephone, etc. The Bank is primarily reliant on third party vendors for its computer output and processing. The Bank has received certification from the vendors that these outsourced applications are Year 2000 complaint. The Bank has performed independent testing on these applications and has determined them to be Year 2000 compliant. The Bank's environmental systems which include vaults, cameras, security and alarms, telephones, copiers and fax machines have been tested and determined to be Year 2000 compliant. The Bank has replaced all equipment identified as not being Year 2000 compliant.

         The Year 2000 issue also affects certain of the Bank's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. The Bank has engaged in a program of sending out a survey of its commercial customers regarding their awareness of the Year 2000 issue. Based upon the results received to date it appears that its more sophisticated customers are aware of the Year 2000 issue and are taking steps to address it while its smaller customers appear to have fewer issues with the Year 2000.

         As of September 30, 1999, $60,000 has been expended as Year 2000 costs. Of the total project's cost, approximately $25,000 is attributable to the purchase of new software which will be capitalized. The remaining $35,000 has been expensed as incurred. The amount expensed over the course of the project has not had a material effect on the financial position or results of operations. No future Year 2000 expenditures are expected. However, the Bank believes that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues would not represent a material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

         The Year 2000 issue creates risk for the Bank from unforeseen problems in its own computer systems and from third-party vendors who provide the majority of mainframe and PC based computer applications. Failure of third-party systems relative to the Year 2000 issue could have a material impact on the Bank's ability to conduct business.

         The Bank has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues have been formulated for the specific departments of the Bank. Such plans include the identification of Bank operations that can be performed on a manual basis or with stand alone personal computers and printers. The Bank has identified phone lines within and outside of the Bank which should not be affected by any Year 2000 problems and it also has identified alternative processing facilities and electrical sources.

         The information above contains forward-looking statements including, without limitation, statements relating to the Bank's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties. The actual impact on the Bank of the Year 2000 issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified above.

Part II.          OTHER INFORMATION

Items

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits
                               Exhibit No.             Document
                               -----------             --------

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

                                      10.9* Pennsylvania Savings Bank Stock
                                            Option Plan. (incorporated herein by
                                            reference to Exhibit 10.9 of Form
                                            10-KSB filed March 31, 1999).

                                      10.10* Pennsylvania Savings Bank
                                            Management Recognition Plan
                                            (incorporated herein by reference to
                                            Exhibit 10.10 of Form 10-KSB filed
                                            March 31, 1999).


                                      27    Financial Data Schedules

    ------------------------------------
    *   Denotes a management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

       None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.


PSB BANCORP, INC



By:
    ----------------------------------------
    Anthony DiSandro, President,
    Chief Executive Officer & Director



By: /s/ Karen Washington
    ----------------------------------------
    Karen Washington
    (Principal Financial Officer and Chief
    Accounting Officer)



November 12, 1999