Form 10KSB
period 1999-12-31
PSB BANCORP INC
filed 2000-03-30
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-KSB
(Mark one)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934, for the fiscal year ended December 31,
1997, or

( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number:

                        PSB BANCORP, INC.
           (Name of small business issuer in its charter)

       Pennsylvania                           59-3454146
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

Registrant's telephone number, including area code:(215)979-7900

   Securities registered pursuant to Section 12 (b) of the Act:
                              None

   Securities registered pursuant to Section 12 (g) of the Act:
                   Common Stock ($0.01 par value)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                     No  ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The Registrant's revenues for its most recent fiscal year were $18,561,000.

     The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of March 28, 2000 was $22,372,808. As of March 28, 2000, the Registrant had
4,542,362 shares of Common Stock outstanding.

             Documents incorporated by reference. None

     Transitional Small Business Disclosure Format (check one):
Yes  _____            No    X



                          PSB BANCORP, INC.

                              FORM 10-KSB

                For the Year Ended December 31, 1999


                          Table of Contents



                                                        Page No.

PART I
     Item 1.  Description of Business
     Item 2.  Description of Property
     Item 3.  Legal Proceedings
     Item 4.  Submission of Matters to a Vote of
              Securities Holders


PART II
     Item 5.  Market for Common Equity and Related
              Stockholder Matters
     Item 6.  Selected Financial Data
     Item 7.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations
     Item 8.  Financial Statements
     Item 9.  Changes In and Disagreements With
              Accountants on Accounting and Financial
              Disclosure


PART III
     Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With
              Section 16(a) of the Exchange Act
     Item 11. Executive Compensation
     Item 12. Security Ownership of Certain Beneficial
              Owners and Management
     Item 13. Certain Relationships and Related
              Transactions
     Item 14. Exhibits and Reports on Form 8-K (F-3)



PART I

Item 1  Business

     Effective July 18, 1998, First Penn Bank (the Bank) and PSB Holding Company ("MHC") completed the Plan of Conversion and Reorganization from Mutual Holding Company to Stock Holding Company. Under the Plan of Conversion, the newly formed Holding Company, PSB Bancorp, Inc. ("Holding Company"), issued 1,610,732 shares of common stock, no par value, at a price of $10.00 per share. Existing shareholders of the Bank exchanged their shares for 2.572374 shares of PSB Bancorp, Inc. shares and the Mutual Holding Company merged with and into the Bank. Effective
October 12, 1999 there was a change in charter from a Savings Bank to a Commercial Bank and subsequent name change for Pennsylvania Savings Bank, resulting from the acquisition of First Bank of Philadelphia.

     The Holding Company was organized as a Pennsylvania business corporation on October 3, 1997 at the direction of the bank for the purpose of becoming a holding company for the Bank upon completion of the Conversion and Reorganization. The Holding Company is subject to regulation by the Federal Reserve Bank of Philadelphia, and its principal business is the ownership of the Bank. In the future, the Holding Company may acquire or organize other operating subsidiaries, although there are no current plans, arrangements or understandings, written or oral, to do so.

     The Bank is a Pennsylvania state chartered commercial bank, headquartered in Philadelphia, Pennsylvania. The Bank is a community-oriented institution offering traditional deposit and loan products. The Bank operates 7 full-service offices. Five offices are located in Philadelphia, Pennsylvania and one office is located in Glenside, Montgomery County, Pennsylvania.

     At December 31, 1999, the Bank had total assets of $279.6 million, total deposits of $193.2 million and shareholders' equity of $36.0 million.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area and investing such deposits in loans secured by one- to four-family residential real estate, commercial real estate loans, commercial business loans, construction loans, student loans and investment and mortgage-backed securities. The Bank's deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the 1995 MHC Reorganization. Deposits accepted by the Bank after the MHC Reorganization are insured by the FDIC's Bank Insurance Fund (the "BIF").

     The Bank has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences for retention in the Bank's portfolio. The Bank has expanded origination of one-to four-family residential mortgage loans for resale in the secondary market through expansion of its mortgage banking operations. As part of a strategy to diversify its loan portfolio, achieve a higher net interest margin and reduce interest rate risk, the bank has increased its origination of construction loans, commercial real estate loans, commercial business loans, multifamily real estate loans and student loans which was an existing program of First Bank of Philadelphia. To a lesser extent, the Bank and its subsidiaries also originate consumer loans, including home equity, second mortgage, and other consumer loans. The Bank expects this diversification trend to continue.

     Through its subsidiary, Transnational Mortgage Company
(TNMC), the Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination, purchase, sale and servicing of first mortgage loans secured by one-to four family homes. Such loans are sold either as individual loans, as mortgage-backed securities, or as participation certificates issued or guaranteed by FNMA or FHLMC. Loans may be sold either on a servicing retained or servicing released basis.

     The Bank's principal sources of funds are deposits and the principal and interest payments on loans, investment securities and mortgage-backed securities. The Bank has available credit with the Federal Home Loan Bank of Pittsburgh ("FHLB") which at December 31, 1999 had advanced $34.0 million. The principal source of income is interest received from loans, investment securities and mortgage-backed securities. The Bank's principal expenses are the interest paid on deposits and the cost of employee compensation and benefits.

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

     As part of the transaction, PSBI merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank, which holds a state commercial bank charter. The resulting operating subsidiary operates under the name of First Penn Bank (the "Bank") and holds a commercial bank charter. This will provide the Bank with greater lending flexibility, particularly with respect to commercial loans. The Bank operates seven branches including two in Center City Philadelphia, and one in Montgomery County, Pennsylvania.

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

Subsidiaries

     The Bank owns three direct subsidiaries and one indirect subsidiary. Transnational Mortgage Corp. ("TNMC") is engaged in a mortgage banking business, PSA Service Corp. conducts real estate appraisals, processes credit applications and provides other services in connection with the origination of loans. PSA Financial Corp. primarily originates business loans and commercial real estate loans. Its subsidiary, PSA Consumer Discount Company, primarily originates consumer loans.

Personnel

     As of December 31, 1999, the Bank had 66 full-time and one part-time employee. The Bank is not a party to any collective bargaining agreements.

Competition

     In the Philadelphia metropolitan market area, the banking business is highly competitive. The Bank competes with local commercial banks as well as numerous regionally-based commercial banks which have assets, capital and lending limits significantly larger than those of the Bank. The Bank also competes with thrift institutions, savings institutions, credit unions, issuers of commercial paper, other securities and other non-depository institutions. The Bank seeks to be competitive with respect to interest rates paid and charged, and for service charges on customer accounts.

     Among the advantages many of the Bank's competitors have over the Bank are larger asset and capital bases, and the ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many international banking services are indirectly offered through correspondent relationships. By virtue of their greater capital, most competitors have substantially higher lending limits than that of the Bank.

     In the past, the United States Congress has periodically considered and adopted legislation that has sought to deregulate banks and other financial institutions as well as increase the competition among banks and other financial institutions for capital, deposits, loans and other banking or financial business. Such legislation has modified or eliminated geographic restrictions on banks and bank holding companies and could modify or eliminate current prohibitions against banks engaging in one or more non-banking activities. The Bank cannot predict whether further new legislation will result from this scrutiny or the competitive effects of any such legislation on the Bank.

Regulation

     As a state-chartered bank, the Bank is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking ("the Department") and is subject to the applicable provisions of the Pennsylvania Banking Code of 1965, as amended ("the Banking Code"). The Bank is a member of the Federal Reserve System and is subject to regulation, supervision, reporting requirements and regular examinations by the Federal Reserve Board. In addition, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured account holder. The FDIC has the authority to increase its insurance premiums to cover losses and expenses. Some aspects of the lending and deposit business that are regulated by the Federal Reserve Board and the FDIC include personal lending, commercial lending, mortgage lending, reserve requirements against certain deposit accounts and the maintenance of the requisite capital to asset ratios. The Bank is also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal and state legislation and regulation which may negatively impact the cost of doing business.

     In December of 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provides increased funding for the FDIC Bank Insurance Fund ("BIF") and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized under the following specified capital tiers as "well-capitalized," "adequately capitalized," "undercapitalized, "significantly undercapitalized" or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio and certain other factors. An institution shall be deemed to be "well capitalized" if the bank has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, or a leverage ratio of 5.0% or greater. An institution shall be deemed to be "adequately capitalized" if the bank has a total risk-based capital ratio of 8.0% or greater, a tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater, or a leverage ratio of 3.0% or greater if the bank is rated composite 1 under the CAMEL rating system in the most recent examination of the bank and is not experiencing or anticipating significant growth. An institution shall be deemed to be "undercapitalized" if the bank has a total risk-based capital ratio that is less than 8.0%, or a tier 1 risk-based capital ratio that is less than 4.0%, or a leverage ratio that is less than 4.0%, or has a leverage ratio that is less than 3.0%, if the bank is rated composite 1 under the CAMEL rating system in the most recent examination of the bank and is not experiencing or anticipating significant growth. An institution shall be deemed to be "significantly undercapitalized" if the bank has a total risk-based capital ratio that is less than 6.0%, or a tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%. An institution shall be deemed to be "critically undercapitalized" if the bank has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     The BIF funding provisions required the FDIC bank fund to become adequately capitalized (which occurred during 1995), defined as $1.25 of reserves for every $100 of insured deposits, through a risk-based deposit insurance assessment system. As a result of becoming adequately capitalized, effective January 1, 1996, the FDIC reduced the deposit assessments to the following:
As defined below, institutions classified as "well capitalized" are assessed premiums at a rate ranging from $0 per $100 of deposits to $.17 per $100 of deposits. Institutions classified as "adequately capitalized" are assessed premiums at a rate ranging from $.03 per $100 of deposits to $.24 per $100 of deposits. Institutions classified as "undercapitalized" are assessed premiums at a rate ranging from $.10 per $100 of deposits to $.27 per $100 of deposits. As of December 31, 1999, the Bank was classified as "well capitalized" and was assessed premiums in the amount of $87,000 for fiscal year 1999. In addition, as a result of legislation passed in 1996, banks became subject to assessments relating to interest payments on Financing Corporation ("FICO") bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and the Savings Association Fund ("SAIF"). Currently, the FICO assessment s on BIF-insured deposits are set at an annual rate of 0.0122% of assessable deposits. This is one-fifth the rate currently applicable to SAIF-insured deposits. It is expected that after December 31, 1999 (or when the BIF and SAIF are merged, if sooner), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

Regulation of the Holding Company

     The Holding Company is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a Bank Holding Company, the Holding Company's activities and those of its subsidiary are limited to the business of banking and activities closely related or incidental to banking, and the Holding Company may not directly or indirectly acquire the ownership or control or more than 5% if any class of voting shares or substantially all of the assets of any company, including the bank, without prior approval of the Federal Reserve.

     The Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is also a Pennsylvania-chartered bank subject to supervision and regulation by the PDOB. In addition, since the deposits of the Bank are insured by the FDIC, the Bank is also subject to regulation by the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve in attempting to control the money supply and credit availability in order to influence the economy.

     The Bank is subject to restrictions under federal law which limit its ability to transfer funds to the Holding Company, whether in the form of loans, other extensions of credit, investments and asset purchases. Such transfers by the Bank to the Holding Company are generally limited in amount to 10% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Bank has never made any loan or extension of credit to the Holding Company nor has it purchased any assets from the Holding Company.

     Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength the Bank and to commit resources to support the Bank, i.e., to downstream funds to the Bank. This support may be required at times, when absent such policy, the bank holding company might not otherwise provide such support. Any capital loans by the bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

New Legislation

     Landmark legislation in the financial services area was signed into law on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e, securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on the Bank. The intent and scope of the act is positive for the financial services industry, and is an attempt to modernize federal banking laws and make U. S. institutions competitive with those from other countries. While the legislation makes significant changes in U. S. banking law, such changes may not directly affect the Bank's business unless it decides to avail itself of new opportunities available under the new law. The Bank does not expect any of the provisions of the new Act to have a material adverse effect on the Bank's existing operations, or to significantly increase its costs.

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

National Monetary Policy

     As previously indicated, the earnings and growth of the Bank are, and will continue to be, affected by the policies of the regulatory authorities, including the Department, the Federal Reserve Board and the FDIC. In addition to the supervisory and regulatory duties as they are related to operation of a bank, the Federal Reserve Board is also responsible for the regulation of the United State money supply and additional credit conditions. This controlling influence is undertaken in response to national and international economic developments. Among the means available to the Federal Reserve Board to implement these objectives are open market operations in the U.S. governmental securities, establishing the interest rate on temporary loans made to banks (i.e., the discount rate) and other measures. Alternatives to controlling economic conditions are used in varying combinations to influence overall growth and credit distribution, lending, investing and savings. The effect of these various controlling influences may affect interest rates charged on loans or paid on deposits.

     Bank profitability is significantly dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and borrowed money and the interest received by a bank on securities held in its investment portfolio and loans originated and maintained by the bank comprise the major portion of a bank's earnings. Thus, the earnings and growth of a bank will be subject to the influence of economic conditions, both domestic and foreign, and on the levels of and changes in interest rates. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be predicted.

Dividend Limitations

     The Pennsylvania Banking Code of 1965 provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of a bank is less than the amount of its capital, the bank shall, until the surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year for any shorter period since the declaration of a dividend. If the surplus of a bank is less than fifty percent of the amount of the capital, no dividend may be declared or paid without the prior approval of the Department until the surplus is equal to fifty percent of the bank's capital. Additionally, the Department has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.

     Under the Federal Reserve Act, as amended, if losses have at any time been sustained by a bank, equal to or exceeding its undivided profits then on hand, no dividend shall be made; and no dividends shall ever be made in an amount greater than the bank's net profits. Cash dividends must be approved by the Federal Reserve Board, if the total of all cash dividends declared by the bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve Board has the authority under the Federal Reserve Act to prohibit the payment of cash dividends by a bank when it determines such payment to be an "unsafe and unsound banking practice" under the existing circumstances.

Transactions with Affiliates

     Extensions of credit by the Bank to executive officers, trustees, and principal shareholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O. These rules limit the aggregate amount of loans to any such individual and their related interests, and require that all such loans be pre-approved by the full Board of the Holding Company voting without such person being present. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of such persons, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, trustees, principal shareholders, or employees of the institution. Loans can be made to employees, including executives and trustees, on more favorable terms than to the general public, if all employees are eligible for such preferential terms. Regulation O also sets forth additional limitations on extensions of credit by an institution to its executive officers. Management believes that the Savings Bank is in compliance with Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O. (see Item 13 for details on extensions of credit to directors and executive officers).

Item 2  Description of Property

     As of December 31, 1999, the Bank conducted its business through an executive/administrative office and seven full-service offices. On October 12, 1999 the Bank acquired First Bank Of Philadelphia's office at 1632 Walnut Street, Philadelphia, PA 19103. The aggregate net book value of the Bank's office premises and equipment was $1.7 million as of December 31, 1999. The Bank is leasing its Center City full-service office and executive office for a term of eleven years. Lease expense for the years ended December 31, 1999, 1998 and 1997 was $274,800, $281,698, and $265,118, respectively.

Item 3  Legal Proceedings

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank..

Item 4  Submission of Matters to a Vote of Securities Holders

     The Registrant's annual meeting of shareholders was held on October 4, 1999. The following matters were voted upon and approved by the vote indicated:

        -  Approval of the proposed merger of Pennsylvania
           Savings Bank and First Bank of Philadelphia,
           For 1,383,227, Against 322, 182, Abstain 857
           Non-Vote 929,800;

        - The election of two Class I directors to hold office for three years from the date of election, Anthony DiSandro - For 2,345,204, Withheld 290,862,
           RoseAnne Paucielo - For 2,340,632, Withheld 295,433;

        - Approval of Stockton Bates, LLP as the auditors for fiscal year 1999,
           For 2,503,338, Against 113,657, Abstain 19,071;

        - Approval of an amendment to the Articles of Incorporation of the Registrant,
           For 2,279,032, Against 320,443, Abstain 14,196,
           Non-Vote 22,395;

        -  Adoption of the Registrant's Employee Stock Option
           Plan,
           For 1,340,474, Against 353,052, Abstain 12,740,
           Non-Vote 929,800;

        -  Adoption of the Registrant's Management Recognition
           Plan,
           For 1,332,170, Against 381,963, Abstain 14,528,
           Non-Vote 907,405;

        - Approval of the adjournment of the annual meeting, For 1,389,227, Against 326,480, Abstain 12,757,
           Non-Vote 907,405.

     PART II

Item 5  Market for Common Equity and Related Stockholder Matters

     The common stock of PSB Bancorp, Inc is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol PSBI. The following table sets forth the high and low bid prices for the Bank's Common Stock, as reported by NASDAQ. The following quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As the table indicates, the Holding Company has not declared cash dividends.

                           1999          1998            Cash
                         Bid Prices    Bid Prices      Dividend
                        High    Low   High    Low      Declared

First Quarter          61/2    61/2   261/4  261/4        -
Second Quarter         61/4    61/4   26     26           -
Third Quarter          63/16    6     9.188  61/2         -
Forth Quarter          41/2    41/4   8      61/4         -

     Dividend payments by the Bank are subject to the restrictions of the Pennsylvania Banking Code of 1965 (the "Banking Code"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of the Bank to pay dividend.

Item 6  Selected Financial Data

     The selected financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of the Financial Condition and Results of Operations of PSB Bancorp, Inc and the financial statements of the bank included elsewhere herein (dollars in thousands except for per share data).

                                                                         At and for the Year Ended
                                                                                 December 31,
                                                          1999        1998       1997         1996        1995
                                                          ----        ----       ----         ----        ----
                                                              (Dollars in Thousands except per share data)
BALANCE SHEET DATA:
Total assets                                            $279,608    $227,486    $194,910    $185,768    $174,043
Cash and cash equivalents                                 17,275      47,527      41,584      48,308      35,949
Loans receivable, net                                    167,787     121,240     110,218      99,453     101,762
Loans held for sale                                        8,221       6,938       6,575       4,598       1,041
Investment securities                                     30,435      21,447      23,165      19,526      21,339
Mortgage-backed securities                                46,957      23,400       5,002       5,942       6,905
Deposits                                                 193,210     185,654     169,051     163,273     150,600
Retained earnings or shareholders' equity                 36,047      36,130      19,983      18,751      13,871
Book Value Per Share                                        8.26        8.22        8.73          -         -
SUMMARY STATEMENT OF OPERATIONS:
Interest Income                                           18,561      15,226      13,837      13,018      12,597
Interest Expense                                           9,219       7,800       7,376       6,941       6,448
  Net interest income                                      9,342       7,426       6,461       6,077       6,149
Provision for loan losses                                    200         283          60         133         252
  Net interest income after provision for loan losses      9,142       7,143       6,401       5,944       5,897
    Noninterest income                                       913       1,373       1,169       1,000         982
    Noninterest expense                                    8,198       6,517       6,113       6,402       6,384
Income before income taxes                                 1,857       1,999       1,457         542         495
Income tax provision                                        (227)        355         345         201         433
Net Income                                                 2,084       1,664       1,112         341          62
Earnings per Share - basic(3)                           $   0.48     $  0.38    $   0.49    $    -     $      -
Earnings per Share - diluted                            $   0.40     $  0.32    $   0.38    $    -     $      -
PERFORMANCE DATA:
Return on average assets                                   0.76%       0.81%       0.90%       0.18%        0.04%
Return on average equity                                   5.79%       5.94%       7.59%       1.82%        0.45%
Dividend Payout                                              -           -           -           -             -
Equity to assets                                          12.89%      15.88%      11.88%      10.09%        7.97%
Interest rate spread                                       2.17%       2.89%       3.01%       3.00%        3.32%
ASSET QUALITY RATIOS:
Nonperforming loans to total loans                         1.16%       1.83%       2.53%       5.36%        6.55%
Nonperforming assets to total assets                       1.11%       1.60%       2.68%       4.43%        5.22%
Allowance for loan losses to total loans                   0.69%       0.80%       0.82%       1.35%        1.69%
Allowance for loan losses to nonperforming loans          59.82%      43.56%      32.50%      25.11%       25.74%
Allowance for loan losses to nonperforming assets         39.65%      28.29%      18.49%      17.00%       19.10%
Net charge-offs as a percentage of total loans               -         0.21%       0.42%       0.45%        0.03%
Loans past due 90 days or more as to interest or
  principal and accruing interest                      $     180     $   -      $    232    $  2,468    $   1,565
Nonaccrual loans                                           1,882       2,367       2,737       3,108        5,171
Total nonperforming loans                                  2,062       2,367       2,969       5,576        6,736
Real estate owned (REO)                                    1,047       1,277       2,249       2,659        2,344
Total nonperforming assets                              $  3,109     $ 3,644    $  5,218    $  8,235    $   9,080

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of operations.

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

Net Income

     The Bank's net income totaled $2.1 million, $1.7 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. These increases were due largely to the increase in interest income discussed below. The Company's earnings per share for the years ended December 31, 1999, 1998 and 1997 was $0.48, $.0.38 and $0.49, respectively. The primary factors contributing to this improvement were an improvement in the Bank's 1999 net interest margin as compared to 1998 and 1997.

Net Interest Income and Average Balances

     Net interest income is the key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income of $9.3 million in 1999 was 26% higher than 1998's net interest income of $7.4 million. The Bank's net interest margin, net interest income divided by total average interest-earning assets, increased 13 basis points to 3.89% for 1999 from 3.76% for 1998. The Bank's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities, decreased 5 basis points to 2.84% for 1999, from 2.89% for 1998. The improvement in net interest margin reflected an improvement in the Bank's yield on interest earning assets and lower cost of funds and the resolution of a significant portion of the Bank's non-performing assets portfolio and subsequent conversion to a performing basis during 1999. The decrease in the net interest spread is due to an increase in the rates paid on interest-bearing liabilities, due to an increase in borrowed funds. Total non-performing assets at December 31, 1999, was $3.1 million, representing 1.1% of total assets, compared to $3.6 million, representing 1.6% of total assets at December 31, 1998, and $5.2 million, representing 2.7% of total assets at December 31, 1997. This was a $539,000, or 15% reduction in total non-performing assets from 1998 to 1999.

     The Bank's yield on average interest-earning assets increased to 7.73% for 1999 compared to 7.71% for 1998. Average loans of $150 million at December 31, 1999, represented 63% of total average interest-earning assets, and provided a 1999 yield of 8.96%, compared to average loans of $123 million at December 31, 1998, representing 63% of total average interest-earning assets, and providing a 1998 yield of 9.18%. Average investments and interest bearing deposits with banks increased $15.9 million or 18% to $90 million at December 31, 1999, from $74.1 million at December 31, 1998. These assets provided a yield of 5.67% in 1999 compared to 5.26% in 1998.

     Total average interest-bearing liabilities increased
$12.6 million or 7.8% to $178.5 million at December 31, 1999, from $165.9 million at December 31, 1998. Total interest expense increased $1.4 million to $9.2 million at December 31, 1999 from $7.8 million for 1998. The Bank's cost of funds increased to 4.99% for 1999 compared to 4.88% for 1998.

     Net interest income of $7.4 million in 1998 was 13% higher than the 1997 total of $6.5 million. Total interest income increased $1.4 million in 1998 to $15.2 million from $13.8 million in 1997. Total interest expense increased $424,000 in 1998 to $7.8 million compared to 1997. Total average interest-earning assets provided an average yield of 7.71% in 1998 and average interest-bearing liabilities cost 4.82% in 1998 compared to 7.65% and 4.82%, respectively, for 1997. The Bank's net interest spread increased to 2.89% in 1998 from 3.13% in 1997 and the Bank's net interest margin increased to 3.76% in 1998 from 3.71% in 1997.

     The following tables presents a summary of the principal components of and changes in interest income and interest expense for the periods indicated (in thousands):

                                                                       Changes From Prior Period
                                          Year Ended December 31,    1999 to 1998    1996 to 1997
                                          1999     1998      1997     Amt.    Pdt.    Amt.   Pct.
Interest Income:
  Interest bearing deposits with bank     $939    $2,340    $1,725  ($1,401)   -60%     $615    36
  Investment securities                  1,535     1,233     1,651      302     20%     (418)  -34
  Mortgage-backed securities             2,630       327       374    2,303     88%      (47)  -14
  Loans                                 13,457    11,326    10,087    2,131     16%    1,239    12
Total interest income                  $18,561   $15,226   $13,837   $3,335     18%   $1,389    10

Interest Expense
  Now checking accounts                    310       151       155       159    51%      (4)    -3
  Money market accounts                    580       461       438       119    21%      23      5
  Savings accounts                         862       840       803        22     3%      37      5
  Certificates of deposit                6,518     6,182     5,787       336     5%     395      7
  Borrowings                               949       166       193       783    83%     (27)   -14
Total interest expense                  $9,219    $7,800    $7,376    $1,419    15%     $424     6

Net interest income                     $9,342    $7,426    $6,461    $1,916    21%     $965    15

Average Balance Sheets and Rate/Yield Analysis

     Net interest income is effected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table presents, on a tax equivalent basis, the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or incurred on interest-earning assets and interest-bearing liabilities, as well as average rates for the period indicated (in thousands):

Consolidated
                                                                          Year Ended December 31,
                                                       1999                        1998                          1997
                                            Average             Yield/     Average           Yield/    Average            Yield/
                                            Balance   Interest  Rate       Balance  Interest  Rate     Balance  Interest   Rate
                                             (Dollars in Thousands)        (Dollars in Thousands)        (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits(1)               $23,227      $940   4.05%     $49,201   $2,340   4.76%    $35,532    $1,725   4.85%
  Investment securities                       22,034     1,534   6.96       18,573    1,233    6.64     23,728     1,651    6.96
  Mortgage-backed securities                  44,751     2,630   5.88        6,326      327    5.17      5,696       374    6.57
  Net loans(2)                               150,223    13,457   8.96      123,430   11,326    9.18    109,083    10,087   9.25
    Total interest-earning assets            240,235   $18,561   7.73%     197,530  $15,226   7.71%    174,039   $13,837   7.95%
Noninterest-earning assets                     6,942                         7,514                       9,470
  Total assets                              $247,177                      $205,044                    $183,509

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                       $8,924      $310   3.47%      $2,322      $73   3.14%     $1,852       $65   3.51%
  Money market accounts                       15,761       580   3.68        4,469      166    3.71      4,977       179    3.60
  Savings deposits                            29,686       862   2.90       42,184    1,213    2.88     40,708     1,153    2.83
  Certificates                               118,623     6,519   5.50      110,203    6,323    5.74    102,903     5,949    5.78
    Total deposits                           172,994     8,271   4.78      159,178    7,775    4.88    150,440     7,346    4.88
  Borrowed money                               9,129       813   8.91        2,737       25    0.00      2,621        31    0.00
    Total interest-bearing liabilities       182,123     9,084   4.99%     161,915    7,800   4.82%    153,061     7,377   4.82%
Non-interest-bearing liabilities              29,051                        15,118                      11,121
  Total liabilities                          211,174                       177,033                     164,182
Retained earnings or shareholders' equity     36,005                        28,011                      19,327
  Total liabilities and retained
    earnings or shareholders' equity        $247,179                      $205,044                    $183,509
Net interest income                                     $9,477                       $7,426                       $6,460
Interest rate spread(3)                                          2.74%                        2.89%                        3.13%

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands):

                                                1999 versus 1998           1998 versus 1997
                                               Increase (decrease)        Increase (decrease)
                                                                 Net                          Net
                                          Volume     Rate       Change    Volume     Rate    Change
Interest Income:
  Interest bearing deposits with banks   ($1,052)   ($349)    ($1,401)     $651     ($36)     $615
  Investment securities                      230       72         302      (359)     (59)     (418)
  Mortgage-backed securities               1,987      316       2,303        33      (80)      (47)
  Loans                                    2,460     (329)      2,131     1,317      (78)    1,239
Total interest income                     $3,625    ($290)     $3,335    $1,642    ($253)   $1,389

Interest Expense
  Now checking accounts                      207      (48)        (48)       15      (19)       (4)
  Money market accounts                      419     (300)       (300)      (18)      41        23
  Savings accounts                          (362)     384         384        42       (5)       37
  Certificates of deposits                   483     (147)       (147)      419      (24)      395
Total interest expense                      $747    ($111)      ($111)     $458      ($7)     $451

Net change in net interest income         $2,878    ($179)      ($179)   $1,184    ($246)     $938

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The Bank provided $200,000, $283,000 and $60,000 in loan loss provisions and charge-offs against the allowance for loan loss of $0, $270,000 and $495,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Although management utilizes its best judgment in providing for loan losses, there can be no assurance that the Bank will not have to increase its provision for loan losses in the future as a result of possible future increases to its non-performing loans or for other reasons based on changes in facts and circumstances. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the carrying value of its non-performing assets. Such agencies may require the Bank to recognize additions to its allowance for loan losses based on their judgments about information available to them at the time of their examination.

Non-Interest Income

     The following table provides a summary of non-interest income, by category of income, for the three years ended
December 31, 1999 (in thousands):

                                     Year Ended December 31,
                                    1999       1998     1997
Service fees on deposit accounts    $434       $402     $432
Other                                479        971      736
  Total                             $913     $1,373   $1,168

     Non-interest income decreased $460,000 or 34% to $913,000 for 1999 compared to $1.4 million for 1998. The reason for this decrease was the gain on sale of other loans of $372,000 in 1999 compared to gain on sale of loans of $863,000 in 1998. The major source of non-interest income is gain on sale of loans, rental income, other income and service fees on deposit accounts. The latter component increased 7% or $32,000 from 1998 to 1999. The primary reason for this increase is due to an increase in service fee income which is derived from return check and stop payment charges, commissions on travelers checks, charges assessed for money orders and official checks, MAC processing fees, safe deposit box rentals and credit card fees. Management does not anticipate non-interest income will increase significantly in the near future

Non-Interest Expense

     The following table provides a summary of non-interest expense, by category of expense, for the three years ended
December 31, 1999 (in thousands):

                                   Year Ended December 31,
                                   1999     1998      1997

Salaries and employment benefits  $3,601   $3,252   $3,041
Rent and occupancy expense         1,290    1,260    1,308
Professional fees                  1,064       95      120
FDIC insurance expense                87       84       88
General insurance                    157       90       78
Advertising                          140      111       81
Data processing fees                 237      211      191
Directors fees                       215      224      232
Other operating expense            1,407    1,183      973
  Total                           $8,198   $6,510   $6,112

     Total non-interest expense increased 26% or $1.7 million, to $8.2 million in 1999 compared to $6.5 million in 1998. Significant items of note include a $969,000 increase in professional fees to $1.1 million in 1999 from $95,000 in 1998, which is primarily due to fees associated with the merger of Pennsylvania Savings Bank and First Bank of Philadelphia and a $349,000 increase in compensation and employee benefits due to normal salary increases as well as an increase in employees as of the merger date of October 12, 1999.

     Total non-interest expense increased $398,000 or 6% to $6.5 million in 1998 from $6.1 million in 1997. Significant items of note include total compensation and employee benefits increased 6% or $211,000 for 1998 compared to 1997. This was offset by a 4% decrease in rent and occupancy for 1998 compared to 1997 and an 18% increase in other non-interest expense for 1998 compared to 1997.

Income Taxes

     The Company had an income tax credit of $227,000 for 1999 and an income tax provision of $342,000 and $345,000 for the years ended December 31, 1998 and 1997 respectively. The 1999 credit resulted from net operating loss carry forwards that were held by First Bank of Philadelphia and now can be used by the Company.

Liquidity and Interest Rate Sensitivity

     Integral to the management of the Bank's balance sheet is the maintaining of adequate liquidity and the ability to evaluate and control interest rate risk. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit. Interest rate sensitivity focuses on the impact of fluctuating interest rates and the repricing characteristics of rate sensitive assets and liabilities on net interest income.

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return. Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, loan principal repayments and maturities and cash received on maturities or amortization of investment securities. At December 31, 1999 there was $9.3 million in interest earning deposits with banks maturing within the ensuing twelve month period compared to $47.5 million maturing within the ensuing twelve month period at December 31, 1998. At December 31, 1999 there was $21.0 million of residential construction loans maturing within the ensuing twelve month period compared to $14.0 million maturing within the ensuing twelve month period at December 31, 1998. An additional $6.7 million of individual Small Business Administration loans was held by the Bank at December 31, 1999, compared to $8.2 million at December 31, 1998. These loans are 100% guaranteed as to principal and interest and are backed by the full faith and credit of the U.S. Government. They re-price quarterly and are readily marketable. The liquidity position of the Bank is also strengthened by a $50 million credit facility with the Federal Home Loan Bank of Pittsburgh (FHLB). Advances are secured by all FHLB stock and qualifying mortgage loans. There was $34.0 million in advances outstanding against this line at December 31, 1999. There were no advances outstanding against this line at December 31, 1998.

    Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During 1999, net cash provided by operating activities was $4.1 million, compared to net cash provided by operating activities of $2.1 million in 1998, and operating cash used of $385,000 in 1997. During 1999, the Bank's investing activities used $87.7 million in net cash and the Bank's financing activities provided $53.4 million in net cash. The major components within these two categories during 1999 was an increase in total loans receivable of $46.5 million and proceeds from borrowed funds of $34.0 million. The net result of these items was a $30.3 million decrease in cash and cash equivalents for 1999, compared to a net increase of $5.9 million for 1998 and a net decrease of $6.7 million for 1997.

     Interest rate sensitivity is closely related to liquidity because each is directly affected by the maturity of assets and liabilities. Rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income. The primary function of the Bank's interest rate sensitivity management is to reduce exposure to interest rate risk through an appropriate balance between interest-earning assets and interest-bearing liabilities. The goal is to minimize fluctuations in the net interest margin of the Bank due to general changes in interest rates.

     A bank that does not have a relatively close relationship between the quantity of assets that mature or re-price within a given time period and the quantity of liabilities that mature or re-price within the same time period, will find that its net interest margin will fluctuate more widely than a bank that has a closer match. Furthermore, a bank that tends to have liabilities re-pricing earlier than it does assets will be susceptible to a decline in its net interest margin as interest rates rise.

     The blending of fixed and floating rate loans and investments to match the re-pricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize any fluctuations in net interest income.
The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity. Management believes that the accessibility to FHLB borrowings will provide the flexibility to assist in keeping fluctuations in net interest income under control and to maintain an adequate liquidity position.

     One tool used by management to gauge the structure of the balance sheet is a "gap" analysis which categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At December 31, 1999, the Bank had a one-year liability sensitive gap of $93.4 million and a gap ratio of .55 or 33% of total assets as of that date. This compares with a one-year liability sensitive gap of $31.5 million and a gap ratio of 0.22 or 14% of total assets at December 31, 1998.

     The following table shows the interest rate sensitive data at December 31, 1999 (in thousands):

                                        Interest Rate Sensitivity Analysis
                                              As of December 31, 1999

                                                                                                      Balance
                                                                                          No Stated      at
Gap table at December 31, 1999                0-3 Mo's     3-12 Mo's  1-5 Yrs   >5 Yrs    Maturity   12/31/99

Interest bearing deposits with banks         $  9,354                                                $ 9,354
Investment securities                                      $ 9,845    $ 7,462   $ 51,054  $ 9,031     77,392
Mortgage loans                                 14,867        6,164     15,198     60,074              96,303
Commercial loans                                5,667        1,055      3,464      1,147               1,333
Consumer loans                                    345          255        812                          1,412
Student loans                                  40,509          255        812                         40,509
Construction loans                             17,133        3,878                                    20,991
SBA loans                                       5,556        1,127                                     6,683
Other assets                                                                               15,630     15,630
  Total assets                               $ 93,412      $22,324    $26,936   $112,275  $24,661   $279,608

Non interest bearing deposits                                                             $14,603   $ 14,603
NOW accounts                                 $ 12,093                                                 12,093
Money market accounts                          16,415                                                 16,415
Savings accounts                               30,175                                                 30,175
Time deposits                                  21,442      $79,373    $17,100   $  2,009             119,924
Borrowed funds                                 49,640                                                 49,640
Other liabilities                                                                              711       711
  Total liabilities                           129,765      $79,373    $17,100   $  2,009    15,314   243,561
Shareholder's equity                                                                        36,047    36,047
  Total liabilities and shareholder's equity $129,765      $79,373    $17,100   $  2,009   $51,361  $279,608

GAP                                          ($36,353)    ($57,049)   $ 9,836   $110,266  ($26,700)       $0

Cumulative GAP                               ($36,353)    ($93,402)  ($83,566)  $ 26,700        $0        $0

Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted " assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 1999, the Bank was required to have minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at December 31, 1999 were 17.90% and 18.60%, respectively, and the Bank's Tier I leverage ratio was 11.48%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category. Capital ratios declined during 1999 over 1998 due to a 39% increase in total risk adjusted assets from 1998 to 1999. The improvement in capital ratios during 1998 over 1997 was due to net income of $1.7 million and an 8% increase in total risk adjusted assets from 1997 to 1999. Following are the Bank's risk based capital ratios at December 31, 1999, 1998 and 1997 (in 000's):

                                              December 31,
                                      1999        1998        1997
Tier I Capital                      $31,348     $36,119     $19,986
Tier II Capital                       1,231         740         718
Total Qualifying Capital            $32,579     $36,859     $20,704

Risk Adjustment Total Assets       $175,163    $107,590     $98,929

Tier I Risk-Based Capital Ratio      17.90%      33.57%      20.20%
Total Risk-Based Capital Ratio       18.60%      34.26%      20.93%
Leverage Ratio                       11.48%      16.13%      10.61%

FINANCIAL CONDITION

General

     Total assets of the Bank increased $52.1 million or 22.90% during 1999, from $227.5 million at December 31, 1998 to $279.6 million at December 31, 1999. The major reason for this increase in total assets during 1999 was an 500.27% increase in securities purchased under agreement to resell, a $34.0 million increase in advances from the FHLB and a $6.5 million increase in total deposits.

     Loans increased 28% to $167.7 million during 1999 from $122.2 million at December 31, 1998. The increase in loans was primarily a result of the Bank's student loan program. This program was an existing program of First Bank of Philadelphia and now appears in the Company's consolidated results due to the merger. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 45 to 60 days of origination to an investor. Other real estate owned decreased by $230,000 as the Bank sold properties from its portfolio. Total shareholders' equity decrease by $83,000 representing 1999 net income of $2.1 million and an unrealized loss from investments of $2.3 million.

Investment Activities

     The Bank's investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. The carrying value of the Bank's investment securities and mortgaged-backed securities portfolio totaled $76.6 million at December 31, 1999, compared to $44.9 million at December 31, 1998. The Bank's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totaled
$17.3 million at December 31, 1999, compared to $47.5 million at December 31, 1998, a decrease of $30.3 million, or 64%. The majority of the Bank's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At December 31, 1999, mortgage-backed securities totaled
$49.7 million. The majority of this amount represents securities that were issued or guaranteed by either FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). The Bank historically maintains high levels of interest-earning deposits as part of its strategy for meeting liquidity requirements and improving interest sensitivity.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     Pursuant to SFAS No. 115, which the Bank adopted in 1994, the Bank classifies its investment securities and mortgage-backed securities as either held-to-maturity, available for sale or trading. Available for sale and trading securities are carried at market value, while held-to-maturity securities are carried at amortized cost. At December 31, 1999, $5.0 million of the Bank's investment securities and mortgaged-backed securities were classified held-to-maturity and $71.7 million of the Bank's investment securities and mortgaged-backed securities were classified available for sale. The Bank did not carry any trading securities at December 31, 1999.

     The Bank's Board of Directors has also adopted an investment policy that identifies acceptable types of investments for the Bank and establishes criteria to guide management in classifying investments as prescribed by SFAS
No. 115. The policy also authorizes the Bank's investment officer to make investments of up to $1 million. Under the investment policy the Bank may invest in certain AAA rated derivative securities. As of December 31, 1999, the Bank had no collateralized mortgage obligations. The Bank may not invest in high-risk collateralized mortgage obligations ("CMOs") and the Bank's investment officer must periodically analyze the risk of any CMO held by Bank to determine that such securities are not within the high-risk category.

     On January 29, 1999, the Holding Company purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, of McGuire Performance Solutions, Inc. ("MPS"). The Holding Company purchased the shares for $.78125 per share for a total cost of $1,250,000. The Holding Company owns 100% of MPS's Series A Convertible Preferred Stock which represents a 15% voting interest in MPS. MPS is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions

     On December 14, 1999 the Holding Company invested $2,500,000 in a two year convertible debenture issued by BankZip.com, a start-up internet banking company for community bankers. The debenture is convertible into 1 million shares of common stock upon the earlier of an initial public offering by BankZip or the day prior to the maturity date. The company, which spun off in December 1999 from Patriot Bank of Pottstown, is building a national network of community banks through which BankZip would offer an end-to-end internet services, such as opening an account, account balances and transferring funds. In addition to software, BankZip is proposing to give participating community institutions access to customer service through a call center it would operate and marketing that would be conducted on a national scale. Alliance Partners (community banks), also offer a national portfolio of BankZip.com co-branded financial service products, including brokerage and insurance. Once an Alliance Partner is signed up, the service can be deployed in as few as thirty days. Currently, BankZip.com is enabling Alliance Partners in the Northeast to support their launch in the Philadelphia market in May 2000. Fully developed, BankZip.com expects to support approximately 500 banks with as many as 4,000 branches and 5,000 ATMs across the nation within five years.

	The Bank invested $795,000 in the common stock of Jade
Financial Corp., the holding company for IGA Federal Savings
Bank.

Carrying and Market Value of Investment and Mortgage-Backed
Securities.

     The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities and mortgage-backed securities in the Bank's held-to-maturity portfolio at December 31, 1999 and 1998 and in the Bank's total investment securities and mortgage-backed securities portfolio at December 31, 1997.

                                                                   Held to Maturity
                                                                 At December 31, 1999
                                                                  Gross         Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                                                         Cost      Gains        Losses      Value
                                                                  (In Thousands)
Investment Securities:
Debt:
  FNMA                                                  $1,000       $-        $ 38         $962
  FHLMC                                                  3,000        -         183        2,817
    Total debt securities held to maturity              $4,000       $-        $221       $3,779
Mortgage-backed securities:
  GNMA                                                     979        23         -         1,002
  FHLMC                                                     27         2         -            29
    Total mortgage-backed securities held to maturity   $1,006       $25       $ -        $1,031
    Total securities held to maturity                   $5,006       $25       $221       $4,810

                                                                   Held to Maturity
                                                                 At December 31, 1998
                                                                  Gross         Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                                                         Cost      Gains        Losses      Value
                                                                  (In Thousands)
Investment Securities:
Debt:
  FNMA                                                  $1,000        $1       $ -        $1,001
  FHLMC                                                  2,996         8         -         3,004
    Total debt securities held to maturity              $3,996        $9       $ -        $4,005
Mortgage-backed securities:
  GNMA                                                   1,269        74         -         1,343
  FHLMC                                                     58         4         -            62
    Total mortgage-backed securities held to maturity   $1,327       $78       $ -        $1,405
    Total securities held to maturity                   $5,323       $87       $ -        $5,410

     The following table presents the estimated fair value of investment securities and mortgage-backed securities available for sale and the net unrealized gain or loss at the periods indicated:

                                                                   Available for Sale
                                                                 At December 31, 1999
                                                                  Gross         Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                                                         Cost      Gains        Losses      Value
                                                                  (In Thousands)
Investment Securities:
Equity:
  Investments in mutual funds                            $2,354      $-         $24       $2,330
  FHLB and FRB Stock                                      2,056       -           -        2,056
  Investment, Other                                         100      _-_       ___-_         100
    Total equity securities available for sale           $4,510      $-         $24       $4,486
Debt:
  FNMA Notes                                              3,500      $-         198        3,302
  Municipal tax-exempt                                    3,511       -         310        3,201
  FHLB Notes                                             11,499                 598       10,901
    Total debt securities available for sale            $18,510      $-       1,106      $17,404
Mortgage-backed securities:
  FNMA                                                   39,540       -       2,188       37,352
  GNMA                                                    9,151       -         552        8,599
    Total mortgage-backed securities
      available for sale                                $48,691      $-      $2,740      $45,951
    Total securities available-for-sale                 $71,711      $-      $3,870      $67,841

                                                                   Available for Sale
                                                                 At December 31, 1998
                                                                  Gross         Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                                                         Cost      Gains        Losses      Value
                                                                  (In Thousands)
Investment Securities:
Equity:
  Investments in mutual funds                            $2,354      $ -         $1       $2,353
  FHLB and FRB Stock                                      1,131        -          -        1,131
    Total equity securities available for sale           $3,485      $ -         $1       $3,485
Debt:
  FNMA Notes                                              3,500       11          -        3,511
  Municipal tax-exempt                                    3,544        -          -        3,544
  FHLB Notes                                              6,498                   -        6,498
    SLMA                                                  1,000        1          -        1,001
      Total debt securities available for sale          $14,542      $ -         $-      $14,554
Mortgage-backed securities:
  FNMA                                                   11,884        -          6       11,878
  GNMA                                                   10,196        -          -       10,196
    Total mortgage-backed securities
      available for sale                                $22,080      $ -         $6      $22,073
    Total securities available-for-sale                 $40,107      $12         $7      $40,112

Investment Portfolio Maturities.

     The following table sets forth the scheduled maturities, carrying values, and weighted average yields for the Bank's investment securities and mortgage-backed securities portfolios, classified as being held to maturity at December 31, 1999. Adjustable-rate, mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust (in thousands except for yields).

                                                      At December 31, 1999
                               In one year       After one year   After five years
                                 or less          to five years      to ten years    Over ten years
                                                                                                     No Stated
                           Carrying   Average  Carrying   Average Carrying  Average Carrying Average Maturity
                             Value    Yield      Value    Yield    Value    Yield    Value    Yield  or Rate    Total
Held to maturity:
Investment Securities        $    -        -    $2,000    6.37%    $1,000    6.50%   $1,000    7.09%   $    -    $4,000
Mortgage-backed Securities        -        -         -        -         -        -    1,006    8.47%        -     1,006
  Total held to maturity     $    -        -    $2,000    6.37%    $1,000    6.50%   $2,006   15.56%   $    -    $5,006

Available for sale:
Investment Securities        $2,500    5.90%   $10,483    6.04%    $4,526    6.58%   $1,000    5.41%   $4,410   $22,919
Mortgage-backed Securities      879    5.13%       238    5.22%    42,913    6.37%    4,662    6.75%        -    48,692
Investment, other               100       -          -       -          -       -         -       -         -       100
  Total available for sale   $3,479   11.03%   $10,721   11.26%   $47,439   12.95%   $5,662   12.16%   $4,410   $71,711

Loan Portfolio

     Historically, the principal lending activity of the Bank has been the origination, for retention in its portfolio, of fixed-rate and, to a much lesser extent, adjustable-rate mortgage loans secured by one- to four-family residential real estate located in its market area. The Bank and its subsidiaries also originate loans secured by multifamily residential and commercial real estate, construction loans, commercial business loans and consumer loans. Also, as a result of the merger with First Bank of Philadelphia the Bank has taken on a student loan program which was an existing program of First Bank of Philadelphia and now appears in the Company's consolidated results. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 45 to 60 days of origination to an investor.

     One- to four-family residential mortgage loans originated for resale in the secondary market are underwritten according to standards that conform to Federal National Mortgage Association ("FNMA") and/or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. One- to four-family residential mortgage loans originated and held in portfolio are generally underwritten to conform to secondary market standards but from time to time the Bank does originate nonconforming loans if, in the Bank's judgment, the borrower does not present an unreasonable risk of default. The Bank and Transnational Mortgage Corp. ("TNMC"), its mortgage banking subsidiary, have sold in the secondary market a limited amount of fixed-rate residential mortgage loans. The Bank has primarily been a portfolio lender and at any one time the Bank holds only a nominal amount of loans that may be sold. The Bank has begun to expand its mortgage banking capabilities through TNMC, however, and anticipates that its origination of loans in Southeastern Pennsylvania and Southern New Jersey for sale in the secondary market will increase significantly.

     At December 31, 1999 the Bank's net loan portfolio totaled $167.8 million, representing 60% of total assets at that date, compared to $121.2 million representing 53% of total assets at December 31, 1998. As of December 31, 1999 one to four family residential loans totaled $55.7 million representing 33% of the loan portfolio, compared to $58.1 million representing 47% of the loan the loan portfolio at December 31, 1998. At
December 31, 1999 construction loans totaled $23.5 million representing 13% of the total loan portfolio. This compares to $16.0 million representing 13% of the loan portfolio at December 31, 1998. Another significant portion of the Bank's loan portfolio is the student loan program which was implemented in 1999 by First Bank of Philadelphia prior to the merger. As of December 31, 1999 the student loan portfolio totaled
$40.5 million representing 23% of the total loan portfolio.

     The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31 for the past three years, including data regarding the portion of the Bank's loans that bear fixed and adjustable interest rates, respectively. From time to time, TNMC has originated and sold mortgage loans to third party investors within the Bank's financial reporting periods. Similarly, student loans are frequently originated and sold within the Bank's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to the Bank's general classifications (in thousands except for percentage):

                                                         At December 31,
                                           1999                1998                   1997
                                    Amount    Percent    Amount    Percent     Amount      Percent
Real Estate Loans:
  One-to-four family               $55,716    32.89%    $58,162     47.40%     $57,810     71.59%
  Construction loans                23,528    13.89%     15,981     13.02%      11,457      4.14%
  Five or more family residence      2,712     1.60%      3,356      2.73%       3,075      1.12%
  Nonresidential                    27,117    16.01%     22,575     18.40%      20,914     18.20%
Commercial loans                    10,682     6.31%     13,216     10.77%       9,117      3.04%
SBA loans                            6,682     3.94%      8,251      6.72%       8,225
Student loans                       40,509    23.91%          -      0.00%           -
Consumer loans                       2,468     1.46%      1,168      0.95%       1,201      1.91%
  Total loans(2)                  $169,414   100.00%   $122,709    100.00%    $111,799    100.00%

Less:
  Unearned fees and discounts         $389                 $431                   $478
  Undisbursed loan proceeds              7                    7                    138
  Allowance for loan losses          1,231                1,031                    965
  Net Loans                       $167,801             $121,240               $110,218

Total loans with:
  Fixed rates                     $104,185              $96,849     78.93%     $87,159     77.96%
  Adjustable rate                   65,229               25,860     21.07%      24,640     22.04%
    Total loans(2)                 169,414   100.00%    122,709    100.00%     111,799    100.00%

(1)  Consists of both secured and unsecured personal loans.

(2) Does not include loans originated and held for sale by TNMC, the Bank's subsidiary, which amounted to $8.2 million
$6.9 million and $6.6 million, at December 31, 1999, 1998 and
1997, respectively.

Loan Maturities

     The following table sets forth the maturity or period of re-pricing of the Bank's loan portfolio at December 31, 1999. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due (in thousands).

                                  Amounts At December 31, 1999

                                          Multi-Family                  Consumer
                                              and                         and
                             One to Four   Commercial                  Commercial
                               Family     Real Estate   Construction    Business    Total Loans
Amounts due:
Non-accrual                    $1,498          $47          $41         $296        $1,882

Within one year                 4,550        5,952       23,015       47,875        81,392

After one year:
  1-3 years                     1,818        6,183          324        2,634        10,959
  3 to 5 years                  1,770        9,352          149        3,190        14,461
  5 to 15 years                 5,913        6,658            -        3,640        16,211
  Over 15 years                40,166        1,637            -        2,706        44,509

Total due after one year      $48,915      $23,830         $473      $12,170       $86,141

Total amounts due             $55,715      $29,829      $23,529      $60,341      $169,414

Loan Origination, Purchase and Sale Schedule

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated for the Bank and its subsidiaries (in thousands).

                                                                    For the Year Ended
                                                                        December 31,
                                                               1999         1998         1997
Loans receivable, net and Loans held for
 sale at beginning of period                                  $ 79,818     $ 68,490     $ 57,183

Loan Originations
    1-4 Family Residential Real Estate                          31,696       45,237       28,318
    Other Real Estate                                           86,157       56,284       55,377
    Consumer and commercial business loans                     142,992        6,761        3,248
         Total Loan Originations                              $260,845     $108,282     $ 86,943

Loans purchased                                                      0            0            0

Transfer to OREO                                                   (35)        (443)           0
Principal repayments                                          (153,341)     (25,972)     (10,561)
Sales of loans                                                 (10,243)     (21,083)     (16,152)

Increase(decrease) in loans in process                              (5)        (131)         133
Increase(decrease) in allowance for loan losses                    200           66           31

Net increase(decrease) in loans                               $ 97,421     $ 60,719     $ 60,394

Loans receivable, net and loans held for
 sale at end of period                                        $177,239     $129,209     $117,577

Delinquent Loans

     When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the 15th day after a payment in due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 60 days, the loan and payment history is carefully reviewed, additional notices are sent to the borrower and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

Non-Performing Assets

     The Bank's level of non-performing assets decreased $539.000 or 17% to $3.1 million at December 31, 1999, compared to $3.6 million at December 31, 1998. Contributing to this decrease was a net decrease of $230,000 in the Bank's OREO portfolio and $489,000 in the Bank's non-accrual portfolio, through the continuing legal action against the Bank's problem loan customers, through foreclosure and other court actions and aggressive account management on the Bank's performing loan portfolio to minimize future problems.

     As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is backed out of interest income. There are occasional exceptions if the loans are well secured and in the process of collection. The Bank did not have any material restructured loans within the meaning of SFAS No. 15.

     The following table sets forth information regarding loans
30 or more days delinquent and still accruing interest, non-accrual loans, and owned real estate held by the Bank at the dates indicated (in thousands):

                                                                      At December 31,
                                                                1999       1998       1997
Loans past due 90 days or more as to interest or
    principal and accruing interest                           $  180     $    -     $  232
Nonaccrual loas(1)                                             1,878      2,367      2,737
Loans restructured to provide a reduction or deferral
    of interest or principal                                       -          -          -
                                                              ------     ------     ------
Total nonperforming loans                                     $2,058     $2,367     $2,969
Real estate owned (REO)                                        1,047      1,277      2,249
                                                              ------     -----      ------
    Total Nonperforming Assets                                $3,105     $3,644     $5,218
                                                              ======     ======     ======

Nonperforming loans to total loans                              1.16%      1.83%      2.53%
Nonperforming assets to total assets                            1.11%      1.60%      2.68%
Allowance for loan losses to total
    loans                                                       0.69%      0.80%      0.82%
Allowance for loan losses to
    nonperforming loans                                        59.82%     43.56%     32.50%
Allowance for loan losses to
    nonperforming assets                                       39.65%     28.29%     18.49%
Net charge-offs as a percentage of
    total loans                                                 0.00%      0.21%      0.42%

     At December 31, 1999, the recorded investment in loans that are considered to be impaired was $0.1 million (all of which was on a non-accrual basis). Included in the allowance for loan losses at December 31, 1998, was $17,000 related to the $0.1 million of impaired loans. The average recorded investment in impaired loans during 1998 was $0.1 million. No interest income related to these impaired loans was recognized during the year. At December 31, 1997, the recorded investment in loans that are considered to be impaired was $0.1 million (all of which was on a non-accrual basis). Included in the allowance for loan losses at December 31, 1997, was $17,000 related to the $0.1 million of impaired loans. The average recorded investment in impaired loans during 1997 was $0.4 million. No interest income related to these impaired loans was recognized during the year using the cash basis method of income recognition.

Other real estate owned

     Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned ("OREO") until it is sold. The OREO is initially recorded at the lower of the related loan balance or fair value of the property at the date acquired. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. The Bank had $1.0 million and $1.3 million of property acquired as a result of foreclosure at December 31, 1999 and 1998.

Classified Assets

     As part of the Bank's loan review procedures which ultimately results in the establishment of the Bank's allowance for loan losses (which follows this section), the Bank identifies and classifies its problem assets into three classifications: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.
The Bank charges-off that portion of an asset as soon as it is classified as a loss. Exclusive of the Bank's $1.0 million of OREO, the Bank's classified assets at December 31, 1999 consisted of $929,000 of loans classified as substandard, compared to $1.4 million classified as substandard at December 31, 1998.

Allowance for loan losses

     The provision for loan losses is an amount charged against earnings to fund the allowance for loan losses on existing loans. In order to determine the amount of the provision for loan losses, the Bank conducts a monthly review of the loan portfolio to evaluate overall credit quality. In establishing its allowance for loan losses, management considers the size and risk exposure for each segment of the loan portfolio, past loss experience, current indicators such as the present levels and trends of delinquency rates and collateral values, and the potential losses for future periods. The provisions are based on management's review of the economy, interest rates, general market conditions, and in certain instances, an estimate of fair value of the collateral, as applicable, considering the current and anticipated future operating environment. These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for loan losses. As adjustments become identified, they are reported in earnings for the period in which they become known. Management believes that it makes an informed judgment based upon available information. The adequacy of the allowance is reviewed monthly by the Board of Directors.

     It is the objective of the Bank's evaluation process to establish the following components of the allowance for loan losses. A specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating and a general allocation for inherent loan portfolio losses. Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflects the current risk to the Bank. As a general rule, special mention assets will have a minimum reserve of 5%, substandard assets will have a minimum reserve of 15%, and doubtful assets will have a minimum reserve of 50%. Due to the fact that most of the Bank's problem loans are secured by real estate, management has allocated a majority of the allowance for loan losses to these real estate collateralized loans. A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.

    Based upon management's analysis, the Bank recorded provisions for loan losses of $200,000, $283,000 and $60,000 as of December 31, 1999, 1998 and 1997. The following table summarizes the changes in the Bank's allowance for loan losses for each of the past three years (in thousands):

                                                                  Year Ended December 31,
                                                                1999       1998       1997
Allowance, beginning of period                                $1,031     $  965     $1,400
Charge-offs;
  Real Estate:  One-to-four family                                 -        270        495
  Consumer
                                                              ------     ------     ------
Total charge-offs                                                  -        270        495
                                                              ------     ------     ------
Total recoveries                                                   -         53          -
                                                              ------     ------     ------
  Net charge-offs (recoveries)                                     -        217        495
Provision charged to operations                                  200        283         60
                                                              ------     ------     ------
Allowance, end of period                                      $1,231     $1,031     $  965
                                                              ======     ======     ======
Allowance for loan losses to total loans                        0.69%      0.80%      0.82%

Allowance for loan losses to nonaccrual loans                  65.55%     43.56%     35.26%

Net charge-offs as a percentage of total loans                  0.00%      0.21%      0.42%

Deposits

     Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank's current deposit products include statement savings accounts, passbook savings accounts, NOW accounts, personal and commercial demand deposit accounts, money market accounts, and certificates of deposit accounts. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities and if need advances from the FHLB.

     The Bank's deposits are obtained primarily from residents in its primary market area. The principal methods used by the Bank to attract deposit accounts include offering a wide variety of services and accounts, no service charges for maintaining accounts, competitive interest rates and convenient office hours. The Bank operates in a highly competitive banking environment competing against large regional Banks as well as other community banks. This has limited the gathering of core deposits. The Bank relies upon certificates of deposit as its primary funding source, but it has instituted a program that emphasizes the gathering of more stable, core deposits through traditional marketing methods to attract new customers and savings deposits.

     The following tables present the average balances and rates paid on deposits for each of the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                 Year Ended December 31,
                               ---------------------------------------------------------
                                     1999                1998                1997
                               -----------------   -----------------   -----------------
                               Average   Average   Average   Average   Average   Average
                               Balance     Rate    Balance     Rate    Balance     Rate
                               -------   -------   -------   -------   -------   -------
Demand deposits                $ 18,911            $ 19,460            $ 10,345
NOW checking accounts             8,924    3.47%      2,322     3.14%      1,852   3.51%
Money market accounts            15,761    3.68%      4,469     3.71%      4,977   3.60%
Savings accounts                 29,686    2.90%     42,184     2.88%     40,708   2.83%
Certificates of deposit         118,623    5.50%    110,203     5.74%    102,903   5.78%
                               --------            --------             --------
  Total deposits               $191,905            $178,638             $160,785
                               =======             ========             ========

     As of December 31, 1999, the Bank had total certificates of deposit of approximately $128.5 million. The following table summarizes the composition of these deposits (in thousands):

                                                        Amount  Percentage
Certificates of deposit in excess of $100,000          $ 18,878     15%
Individual retirement accounts                            8,611      7%
Other certificates of deposit                           101,046     78%
  Total                                                $128,535    100%

     The Bank's certificates of deposit in excess of $100,000 which totaled $18.9 million at December 31, 1999, mature as follows: $3.4 million within three months, $12.8 million between three and twelve months; and $2.7 million after twelve months.

     The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

Borrowings

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLB's subject to supervision and regulation by the Federal Housing Finance Board. The FHLB's provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $1.7 million investment in stock of the FHLB of Pittsburgh at December 31, 1999, which was in compliance with this requirement. At December 31, 1999, the Bank had $34.0 million in outstanding borrowings from the FHLB of Pittsburgh.

Impact of Inflation

     The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. The Bank believes that continuation of its efforts to manage the rates, liquidity and interest sensitivity of its assets and liabilities is necessary to generate an acceptable return on assets.

Recently Issued Accounting Standards

     In November 1993, the American Institute of Certified Public Accountants issued SOP 93-6, which requires an employer to record compensation expense in an amount equal to the fair value of shares committed to be released to employees from an employee stock ownership plan and to exclude unallocated shares from earnings per share computations. The effect of SOP 93-6 on net income and book value per share in future periods cannot be predicted due to the uncertainty of the fair value of the shares at the time they will be committed to be released.

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

     Generally, stock options issued under the 1995 Stock Option Plan have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost is recognized for them. The accounting requirements of this statement are generally effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of this statement are generally effective for financial statements for fiscal years beginning after December 15, 1995. The Bank has continued accounting for stock options under APB Opinion No. 25 and has made the pro forma disclosures prescribed by this statement.

     SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 is effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. The impact of its adoption has not been material to the Bank.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130, establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in the financial statement. This Statement is effective for fiscal years beginning after December 15, 1997. For the year ended December 31, 1999, the Bank had $2.3 million unrealized loss in other comprehensive income items.

     SFAS No. 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statement periods beginning after December 31, 1997. Management has not identified any individual operating segments of the Bank.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for financial statement periods beginning after June 15, 1999. Management does not expect SFAS No. 133 to have a material effect on the financial statements of the Bank.

Item 8  Financial Statements

     The audited financial statement of PSB Bancorp, Inc. as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1999, 1998 and 1997, including the report of Stockton Bates & Company, P.C. thereon, which are included at exhibit 99 to this Annual Report on Form 10-K, are hereby incorporated herein by reference.

Item 9  Changes In an Disagreements with Accountants on
        Accounting and Financial Disclosure

None



PART III

Item 10  Directors, Executive Officers, Promoters and Control
         Person; Compliance with Section 16 (a)

     The Holding Company's Bylaws require that the Board of Directors of the Holding Company consist of at least six and not more than twenty-five directors, and that Board of Directors shall set the exact number from time to time. The Holding Company's Board of Directors has fixed the number of directors at six members. Such Bylaws establish three classes of directors. Directors are elected for three year terms, with one class to be elected each year.

     The following table sets forth information, as of December 1, 1999, with respect to the directors and executive officers of PSB Bancorp, Inc.:.

                                             Year
                                             First
                                             Elected     Principal Occupation
Name/Position(1)                      Age    Director    During Past Five Years

Jane Scacceti Fumo, Director(2)(3)    45     1997        Certified Public Accountant,
                                                         Drucker & Scaccetti, P.C.

James W. Eastwood, Director           54     1997        President of Granary Associates
                                                         (hospital development and consulting
                                                         firm)


Class II Directors
(Term expiring 2000)
                                             Year
                                             First
                                             Elected     Principal Occupation
Name/Position(1)                      Age    Director    During Past Five Years

Vincent J. Fumo, Chairman and         56     1997        Chairman and Chief Executive Officer
Chief Executive Officer(2)                               of PSB Bancorp, Inc. and First Penn
                                                         Bank and Pennsylvania State Senator

Thomas J. Finley, Jr., Director       79     1997        Retired


Class III Director
(Term expiring 2001)
                                             Year
                                             First
                                             Elected     Principal Occupation
Name/Position(1)                      Age    Director    During Past Five Years

Anthony DiSandro, Director,           52     1997        President and Chief Operating Officer
President and Chief Operating Officer                    of PSB Bancorp, Inc. and First Penn
                                                         Bank

Rosanne Pauciello, Director and       55     1997        Corporate Secretary of PSB Bancorp,
Corporate Secretary                                      Inc., and First Penn Bank; School
                                                         District of Philadelphia Home and
                                                         School Visitor

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

     The following table sets forth information, as of December 31, 1999, with respect to the directors and executive officers of the Bank.

                                          Year     First
                                          Term     Elected       Principal Occupation During
Name                              Age     Expires  Director(1)   Past Five Years
----                              ---     -------  -----------   ---------------------------
James W. Eastwood, Director       54       2000       1998       President of Granary Associates
                                                                 (hospital development and
                                                                 consulting firm)

P. Charles DeRita, Director       88       2000       1998       Vice President and Manager of
                                                                 Hallmark Abstract Co.

Vincent J. Fumo, Chairman and     56       2000       1998       Chairman and Chief Executive
Chief Executive Officer                                          Officer of First Penn Bank,
                                                                 Pennsylvania State Senator

James F. Kenney, Director         41       2001       1998       City of Philadelphia Councilman
                                                                 since 1992

Roseanne Pauciello, Director      55       2001       1998       Corporate Secretary of First
and Corporate Secretary                                          Penn Bank; School District of
                                                                 Philadelphia Home and School
                                                                 Visitor

Thomas J. Finley, Jr., Director   79       2001       1998       Retired

S. Michael Palermo, Director      59       2001       1998       Assistant Executive Director of
                                                                 Pennsylvania Turnpike Commission

Alfonso Tumini, Director          49       1999       1998       Attorney

Anthony DiSandro, Director,       52       1999       1998       President and Chief Operating
President and Chief Operating                                    Officer of First Penn Bank
Officer

Stephen Marcus, Director          68       2000       1999       Retired.  Chairman of 1999
                                                                 Emerging Growth Equity Ltd

(1) Period indicated excludes service as a trustee of the Bank's predecessors. Each Director was elected as an initial Director of the bank in connection with the Conversion and Reorganization.

Executive Officers Who Are Not Directors

                                          Principal Occupation During
Name/Position                     Age     During Past Five Years
-------------                     ---     ---------------------------
Gary Polimeno, Vice President     47      Vice President of First Penn Bank.  Also Treasurer
and Treasurer                             of First Penn Bank since 1994.

Stock Ownership of Management as of December 31, 1999


                                    Amount and            Percent of
                                    Nature of             Outstanding
                                    Beneficial            Shares of
Name of Beneficial Owner            Ownership             Common Stock
------------------------            ----------            ------------
Anthony DiSandro                      372,784(1)             12.02%

James W. Eastwood                      30,949                *

Thomas J. Finley, Jr.                  18,515                *

Jane Scaccetti Fumo                   289,276(2)              9.32%

Vincent J. Fumo                       526,434(2)             16.99%

Roseanne Pauciello                     10,271                *

All executive officers and
Directors as a group (6 persons)    1,249,145
-----------------------------------------------------------------------

Ownership percentage is less than 1%


(1) Amount includes 50,512 shares held indirectly through the 401 (k) Plan, 25724 shares held through the Profit Sharing plan, 26,135 shares held by the 1995 Management Recognition Plan that have been awarded to Mr. DiSandro, 15,727 shares held by Mr. DiSandro directly and 42,683 shares subject to immediately exercisable options. Also includes 237,614 shares held by the ESOP of which Mr. DiSandro is a trustee.

(2) Vincent Fumo and Jane Scaccetti Fumo are husband and wife. Amount includes 46,303 shares held through the 401(k) Plan, 20,265 shares held through the Profit Sharing Plan, 109,668 held in IRA accounts, 26,138 shares held by the 1995 MRP that have been awarded to Mr. Fumo, 6014 shares held by Jane Scaccetti Fumo, 772 shares held on behalf of the daughter of Vincent and Jane Scaccetti Fumo and 42,683 shares subject to immediately exercisable options. Also includes 237,614 shares held by the ESOP of which Mr. Fumo is a trustee.

Meetings and Committees of the Board of Directors

     The business of the Bank is conducted at regular and special meetings of the full Board of Directors and its standing committees. The standing committees consist of the Executive, Asset/Liability and Investment, Audit, Finance and Budget, Nominating, Strategic Planning, Loan, Compensation and Benefits, and Marketing and Community Relations Committees. During 1999, the Board of Directors met a twelve regular meetings. No member of the Board or any committee thereof attended less than 75% of the meetings.

     The Executive Committee of the Board of Directors consists of Rosanne Pauciello, who serves as Chairman, Anthony DiSandro and S. Michael Palermo. The Executive Committee meets immediately prior to meetings of the full Board. All significant actions of the Executive Committee are reviewed by the entire Board; however, the Executive Committee has decision making authority as assigned by the Board. The Executive Committee met twelve times during 1999.

     The Asset/Liability and Investment Committee consists of Directors, Alfonso Tumini, Chairman, P. Charles De Rita, James
W. Eastwood, Thomas J. Finley, Jr., James F. Kenney and S. Michael Palermo. This committee meets to review the maturity and repricing of the Bank's assets and liabilities in an effort to manage the Bank's interest rate risk in accordance with the Bank's interest rate risk policy and otherwise reviews the Bank's strategies for interest rate risk management. The investment committee makes and monitors investments in accordance with the Bank's Investment Policy. The Asset/Liability and Investment committee met four times during 1999.

     The Audit, Finance and Budget Committee consists of Directors, Thomas J. Finley, Chairman, Anthony DiSandro, Vincent
J. Fumo, James F. Kenney and S. Michael Palermo. This committee reviews the Bank's general financial condition and the results of the annual audit and participates in the formulation of the Bank's budget and supervises the Bank's adherence to its budget. The Audit, finance and Budget committee met twelve times during 1999.

     The Nominating Committee consists of Directors, Vincent J. Fumo, Chairman, Anthony DiSandro, and Rosanne Pauciello. The Nominating Committee, is responsible for selecting and submitting nominees for directors to the Board at its meeting for the purpose of appointing directors. Shareholder nominations for director must be made in accordance with the Bank's Bylaws. The Nominating Committee met once in 1999 in order to nominate a replacement for Sylvia M. DiBona who resigned as director October 21, 1999.

     The Strategic Planning Committee consists of Directors, Stephen Marcus, Chairman, Rosanne Pauciello, Anthony DiSandro and Vincent J. Fumo. The Strategic Planning Committee conducts analysis of the Bank's status and performance to produce recommendations to the Board for strategies for growth and profitability. The Strategic Planning Committee met four times during 1999.

     The Loan Committee consists of Directors, Rosanne
Pauciello, Chairman, P. Charles DeRita, Anthony DiSandro, James
W. Eastwood, Stephen Marcus and Alfonso Tumini. The Loan
Committee approves loans of up to $1 million. The committee submits loans exceeding $1 million to the Board for approval.
The Loan committee met twelve times during 1999.

     The Compensation and Benefits Committee consists of
Directors, James W. Eastwood, Chairman, Anthony DiSandro, Thomas
J. Finley, Jr, Rosanne Pauciello and Alfonso Tumini. The
Compensation and Benefits Committee is responsible for establishing and monitoring compensation levels in view of management's performance and coordinating and instituting special compensation plans. The Compensation and Benefits
Committee met four times during 1999.

     The Marketing and Community Relations Committee consists of Directors, James F. Kenney, Chairman, P. Charles DeRita, Vincent
J. Fumo, Stephen Marcus, and S. Michael Palermo. The Marketing and Community Relations Committee is responsible for implementing marketing and community relations plans, to promote to the public. The Marketing and Community Relations Committee met four times during 1999.

Director Compensation

     As of December 31, 1999 directors were paid $700 per Board meeting attended. In addition, directors were paid $350 per committee meeting attended. Directors of the Bank's subsidiaries and affiliates PSA Financial Corp., PSA Service Corp., PSA Consumer Discount Company, Transnational Mortgage Corp., and PSB Mutual Holding Company, were paid $250, $150, $150, $250 and $200, respectively, per Board meeting attended.

Item 11  Executive Compensation

     The following table sets forth for the years ended
December 31, 1999, 1998 and 1997 certain information as to the total remuneration paid by the Bank to executive officers who received salary and bonuses in excess of $100,000 during such fiscal year.

                                                   Annual Compensation                 Long Term Compensation
                                            ----------------------------------   -------------------------------------
                                                                     Other                                    All
                                                                     Annual                    Security      Other
                                     Fiscal                       Compensation   Restricted   Underlying  Compensation
Name and Principal Position          Year   Salary(1)  Bonuses        (2)        Stock(3)        Option        (4)
---------------------------          ------ ---------  -------    ------------   ----------   ----------  ------------
Vincent J. Fumo                      1999   $159,500   $150,000   $ 44,515         30,000                 $ 22,050
Chairman and Chief Executive Officer 1998   $147,788   $150,000   $ 67,876              0           0     $ 22,750
                                     1997   $139,987   $117,500   $ 60,671                          0     $ 23,800

Anthony DiSandro                     1999   $178,200   $150,000   $ 46,439         30,000                 $ 28,350
President and Chief Operating        1998   $165,115   $150,000   $ 61,104              0           0     $ 27,650
Officer                              1997   $147,456   $125,000   $ 56,540                          0     $ 27,650

Gary Polimeno                        1999   $106,050   $ 35,000   $  3,435              0                 $  8,400
President and Treasurer              1998   $102,942   $ 35,000   $  5,671              0           0     $  8,400
                                     1997   $ 87,282   $ 35,000   $  2,966              0           0     $  8,400

_____________

(1) Includes the portion of salary deferred by the executive pursuant to the 401(k) Plan.

(2) Consists of lease payments paid by the Bank with respect to vehicle provided by the Bank for the executive's use and compensation income related to restricted stock awards. For the year ended December 31,1999, Mr. Fumo, Mr. DiSandro and Mr. Polimeno recognized compensation expense of $28,958, $28,963 and $3,435 for those shares which were vested as of December 31, 1999.

(3) Mr. Fumo, Mr. DiSandro and Mr. Polimeno hold 56,138 shares, 56,135 shares and 2,750 shares of restricted stock, respectively, which as of December 31, 1999, has a fair market value of $245,604, $245,590 and $12,031. Of such shares, 13,754, 13,754 and 2,750 shares of each of Messrs. Fumo, DiSandro and Polimeno, respectively, were awarded at April 30, 1996, 12,383 and 12,381 shares of Messrs. Fumo and DiSandro, respectively, were granted on December 31, 1996, 30,000 and 30,000 shares of Messrs. Fumo and DiSandro, respectively, were granted on October 31, 1999. All shares awarded vest at a rate of 20% per year over a five (5) year period.

(4) Includes trustees fees of $13,650 and $19,950 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1999, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400 and $8,400, respectively, for the year ended December 31, 1999. Includes trustees fees of $14,350 and $19,250 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1998, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400, and $8,400,
     respectively, for the year ended December 31, 1998. Includes directors fees of $15,400 and $19,250 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1997, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400 and $8,400, respectively, for the year ended December 31, 1997.

Employment Agreements

     In connection with the MHC Reorganization, the Bank entered into employment agreements (the "Employment Agreements") with Vincent J. Fumo, Chairman and Chief Executive Officer and Anthony DiSandro, President and Chief Operating Officer. These agreements were assumed by the Holding Company upon completion of the Conversion. Under the terms of his Employment Agreement, Mr. Fumo serves as Chairman and Chief Executive Officer of the Holding Company and the Bank at a base salary of $159,500. Under the terms of his Employment Agreement, Mr. DiSandro serves as President and Chief Operating Officer of the Holding Company and the Bank at a base salary of $178,200. Each Employment Agreement provides for an initial term of three years, which will thereafter be automatically renewed for an additional three years on each anniversary date unless terminated pursuant to its terms by the respective parties.

     Each Employment Agreement provides for the payment of certain severance benefits in the event of the executive's resignation for specified reasons or as a result of his termination by the Holding Company or the Bank without "Cause" (as defined in each Employment Agreement). The executive would be entitled to severance payments if: (1) he terminates employment during the term of such agreement following any breach of the Employment Agreement by the Bank or Holding Company, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of the executive's principal place of employment by more than 30 miles, or (2) if the Bank or the Holding Company terminates his employment, other than for Cause.

     If either executive becomes entitled to receive severance payments under his Employment Agreement, he would receive, over a period of 36 months, a cash payment equal to three times his average annual compensation during the five year period preceding termination of employment. Payments would be made in equal monthly installments. In addition to the severance payments, the executive would be entitled to continue to receive life, medical, dental and other insurance coverages (or a dollar mount equal to the cost of obtaining each such coverage) for a period of up to 36 months from the date of termination.
Payments under the Employment Agreements are limited, however, to the extent (i) that they will constitute excess parachute payments under Section 280G of the Internal Revenue Code of 1986, as amended ("Code"), or (ii) not permitted under the Federal Deposit Insurance Act.

Compensation of Officers and Directors Through Benefit Plans

Defined Benefit Retirement Plan.

     The Bank maintained a noncontributory defined benefit retirement plan ("Retirement Plan"). At December 31, 1999, the Retirement Plan fully met its funding requirements under
Section 412 of the Code. Employee contributions are not permitted under the Retirement Plan. The Retirement Plan was "frozen" as of September 30, 1994 and benefits no longer accrue thereunder. Because the Retirement Plan is fully funded, the Bank will generally not be required to make any additional contributions unless asset depreciation from investment occurs. Participants will continue to vest in accordance with the provisions of the Retirement Plan. No new employees will be eligible for participation. The Plan, however, remains subject to all other requirements of the Code.

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

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 1999, expressed in the form of a single life annuity for the final average salary and benefit service classifications specified below.



Final Average       Years of Service and Benefits Payable at Retirement
Compensation        15         20       25        30        35        40
$50,000          $13,804   $18,405   $23,006   $27,608   $27,608   $27,608
$75,000          $21,950   $29,267   $36,583   $43,900   $43,900   $43,900
$100,000         $30,096   $40,128   $50,160   $60,192   $60,192   $60,192
$125,000         $38,242   $50,990   $63,827   $65,827   $65,827   $65,827
$150,000*        $46,388   $61,851   $65,827   $65,827   $65,827   $65,827

____________

* Represents the limit on plan compensation imposed by the Code effective January 1, 1994.

     As of December 1, 1999, Mr. Fumo, Mr. DiSandro, and
Mr. Polimeno had 20, 19 and 21 years of credited service (i.e.
benefit service), respectively.

First Penn Bank Cash or Deferred Profit Sharing Plan (401(k)).

     The Bank also maintains the First Penn Cash or Deferred Profit Sharing Plan, which is a qualified, tax-exempt profit sharing plan with a cash-or-deferred feature under
Section 401(k) of the Code (the "401(k) Plan"). All employees who have attained age 21 and have completed two years of employment during which they worked at least 1,000 hours are eligible to participate. Assets of the 401(k) Plan are managed by the 401(k) Plan's trustees. Mr. Fumo and Mr. DiSandro presently serve as trustees to the 401(k) Plan.

     Under the 401(k) Plan, participants are permitted to make pre-tax salary reduction contributions to the plan equal to a percentage of up to 15% of compensation. Additional after-tax contributions of up to 10% of compensation may be made to the Plan. For these purposes, "compensation" includes total compensation (including salary reduction contributions made under the 401(k) Plan sponsored by the Bank), but does not include compensation in excess of the Code Section 401(a)(17) limits (presently $160,000). The Bank may also annually make a discretionary profit sharing contribution to the 401(k) Plan. A participant must complete 1,000 hours of service during the plan year and be employed on the last day of the plan year to receive an allocation of the profit sharing contribution. For the 1999, 1998 and 1997 plan year, the Bank made a profit sharing contribution of $0, $0 and $0.

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

First Penn Bank Profit Sharing Plan

     The Bank also maintains the First Penn Bank Profit Sharing Plan, which is a qualified plan pursuant to Section 401(a) of the Code. Employees who have completed at least two years of service during which they have worked 1,000 hours or more and who have attained age 21 are eligible to participate in the Profit Sharing Plan. Pursuant to the Profit Sharing Plan the Bank, in its discretion, makes contributions to the accounts of eligible employees. Employee contributions are neither permitted nor required. Benefits under the Profit Sharing Plan become 100% vested upon entry to the Plan.

Employee Stock Ownership Plan and Trust ("ESOP").

     In 1995, the Bank ESOP acquired 42,780 shares of the bank's Common Stock with the proceeds of a $427,800 loan from an unaffiliated financial institution ("1995 Loan"). Due to the Conversion and Reorganization, the Bank's Common Stock held by the ESOP was converted into 110,046 shares of PSB Bancorp, Inc Common Stock.

     In connection with the Conversion and Reorganization, the ESOP borrowed $1,288,540 from the Holding Company to purchase an additional 128,854 shares of PSB Bancorp, Inc. Common Stock. Holding Company also lent sufficient funds to the ESOP to enable the ESOP to repay the 1995 Loan which had an outstanding balance of $234,000 at December 31, 1998. The loan by the Holding Company to the ESOP will be repaid from the bank's contributions to the ESOP held by the ESOP over the 10 year term of the loan. The interest rate for the ESOP loan is 8.5%.

     Shares purchased by the ESOP with the proceeds of the loan (including shares originally acquired by the ESOP with the proceeds of the 1995 Loan) are held in a suspense account and released on a pro rata basis as the loan is repaid. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of each participant's proportional share of total compensation. Forfeitures will be reallocated among the remaining plan participants.

     In any plan year, the Bank may make additional discretionary contributions to the ESOP for the benefit plan participants in either cash or shares of Common Stock, which may be acquired through the purchase of outstanding shares in the market or from individual shareholders or which constitute authorized but unissued shares or shares held in treasury by Holding Company. The timing, amount, and manner of such discretionary contributions will be affected by several factors, including applicable regulatory policies, the requirements of applicable laws and regulations, and market conditions.

     Employees of the Bank who have completed 1,000 hours of service during 12 consecutive months and who have attained age
21 are eligible to participate in the ESOP.

     Benefits under the ESOP generally become 100% vested after the fifth year of service or upon normal retirement (as defined in the ESOP), disability or death of the participant. If a participant terminates employment for any other reason prior to fully vesting, his non-vested account balance will be forfeited. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. The Bank's contributions to the ESOP will not be fixed, so benefits payable under the ESOP cannot be estimated. See "Management Discussion and Analysis of Financial Condition and Results of Operations -Impact of New Accounting Standards".

     A committee consisting of the Bank's Chairman and Chief Executive Officer, President, and Vice President and Treasurer, will administer the ESOP (the "ESOP Committee"). Messrs. Fumo and DiSandro serve as trustees for the ESOP. The ESOP Committee may instruct the trustee regarding of funds contributed to the ESOP. The ESOP trustees must vote all allocated shares held in the suspense account in a manner calculated to most accurately reflect the instructions the ESOP trustees have received from participants regarding the allocated stock, subject to and in accordance with the fiduciary duties under ERISA owed by the ESOP trustee to the ESOP participants.

     Pursuant to SOP 93-6, compensation expense for a leveraged ESOP is recorded at the fair market value of the ESOP shares when committed to be released to participants' accounts. See "Management Discussion and Analysis of Financial Condition And Results of Operations - Comparison of Operating Results for the years ended December 31, 1999 and 1998."

     The ESOP is subject to the requirements of ERISA and the regulations of the IRS and the Department of Labor issued thereunder. The Bank has received a favorable determination letter from the IRS regarding the tax-qualified status of the ESOP.

1995 Stock Option and Incentive Plan

     In connection with the MHC Reorganization, the Bank adopted the 1995 Stock Option Plan. Options for all shares reserved for issuance under the 1995 Stock Option Plan have been granted to officers and employees of the Bank. In connection with the Conversion and Reorganization, the 1995 Stock Option Plan was assumed by the Holding Company and appropriate adjustments were made to the exercise price and the number of shares underlying each option to reflect the exchange ratio.

     There was no exercise of options by any of Messrs. Fumo, DiSandro and Polimeno under the 1995 Stock Option Plan at and for the fiscal year ended December 31, 1999.

1995 Management Development and Recognition Plans

     In connection with the MHC Reorganization, the Bank adopted Management Development and Recognition Plans (collectively, the "1995 MRP's") for officers, employees and non-employee directors of the Bank. All shares under the 1995 MRP have been awarded. For purposes of the Conversion and Reorganization, the shares awarded under the 1995 MRP participants were treated in the same manner as shares held by other minority shareholders.

1998 Employee Stock Option Plan

     This option plan provides for the grant of (i) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code, and (ii) options that do not so qualify nonqualified stock options. Pursuant to the option plan, up to 161,073 shares of common stock (subject to adjustment) are reserved for issuance by PSB upon exercise of stock options to be granted to certain officers and employees of PSB from time to time under the option plan. The purpose of the option plan is to give certain officers and employees an opportunity to acquire common stock and to thereby help PSB attract, retain and motivate key employees and officers.

     There have been no options granted to any directors, executive officer or trustee under this plan.

1998 Management Recognition Plan

     The 1998 Management Recognition Plan (the "MRP") is a method of providing certain senior executive officers of PSB with a proprietary interest in PSB, to reward such officers for their service and to encourage such persons to remain in the service of PSB. Pursuant to the MRP, PSB will award certain senior executive officers of PSB "plan share awards" representing the right to earn shares of common stock over a period of five years from the date of the plan share award. PSB will contribute sufficient funds to the MRP to enable the MRP to purchase common stock representing up to 4% of the aggregate number of shares outstanding.(i.e., up to 124,046 shares of common stock).

     Under this plan, share awards have been made to Messrs.
Fumo and DiSandro for 30,000 shares each.

Item 12  Security Ownership of Certain Beneficial Owners and
         Management

     The Holding Company is not aware of any holder of 5% or more of Holding Company Common Stock other than the management personnel identified in item 10 herein.

Item 13  Certain Relationships and Related Transactions

     Federal regulations require that all loans or extensions of credit to executive officers and directors must generally be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee) and must not involve more than the normal risk of repayment or present other unfavorable features. Pursuant to the above regulations, the Bank adopted an Insiders' Loan Policy in December 1996 pursuant to which trustees/directors, officers and employees of the Bank or any of its subsidiaries are eligible to receive a 1% reduction of the interest rate of mortgage loans. Federal regulations also require that loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his related interests, are in excess of the greater of $25,000 or 5% of the Bank's capital and surplus (up to a maximum of %500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. See "REGULATION - Federal Regulation of Bank - Transactions with Affiliates;" The aggregate amount of loans by the Bank to its executive officers and directors was $1.7 million at December 31, 1999, which is 4.62% of shareholders' equity.

     The Bank's Insiders' Loan Policy applies to the following loans: (1) a first mortgage on an employee's residence, (2) a first mortgage on the employee's secondary home when it is used by the employee as a vacation home and not as an investment property, and (3) a second mortgage home equity loan on the employee's personal residence. The interest rate discount is subject to increase by 1% if the employee does not complete five years of continuous service with the Bank or its subsidiaries. At December 31, 1999 mortgage loans were extended to Rosanne Pauciello and Alfonso Tumini on the following terms:
(1) principal amount of $168,000 at an interest rate of 8.625% for a term of 30 years; and (2) principal amount of $24,040 at an interest rate of 9.0% for a term of 36 months. At
December 31, 1998, mortgage loans were extended to Mr. Fumo and Mr. DiSandro on the following terms: (1) principal amount of $200,000 at an interest rate of 7.5% for a term of 360 months to Mr. Fumo; and (2) principal amount of $400,000 at an interest rate of 6.0% for a term of 360 months to Mr. DiSandro. As of December 31, 1999, Mr Fumo's and Mr DiSandro's mortgage loan balance was $905,025 and $392,953.

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

     (a)  Exhibits.

          Exhibit No.     Document

              2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia. (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999

              3.1 Articles of Incorporation of First Penn Bank (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).

              3.2         Bylaws of First Penn Bank
                          (incorporated herein by reference to
                          Exhibit 3.2 of the SB-2 Registration
                          Statement of PSB Bancorp, Inc. filed
                          October 9, 1997).

             10.1* First Penn Bank's Retirement Plan (incorporated herein by reference to
                          Exhibit 10.1 of the SB-2 Registration
                          Statement of PSB Bancorp, Inc. filed
                          October 9, 1997).

             10.2* First Penn Bank's Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9,
                          1997).

             10.3* First Penn Bank's Profit Sharing Plan (incorporated herein by reference to
                          Exhibit 10.3 of the SB-2 Registration
                          Statement of PSB Bancorp, Inc filed
                          October 9, 1997).

             10.4*        Employment Agreement with Vincent J.
                          Fumo (incorporated herein by reference
                          to Exhibit 7.1 of the SB-2
                          Registration Statement of PSB Bancorp,
                          Inc filed October 9, 1997).

             10.5* Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997).

             10.6* First Penn Bank's Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997).

             10.7         Lease Agreement between Eleven
                          Colonial Penn Plaza Associates and
                          First Penn Bank, dated as of
                          October 10, 1995 (incorporated herein
                          by reference to Exhibit 10.7 of Form
                          S-1, Amendment No. 3 of PSB Bancorp,
                          Inc. filed May 5, 1998).

             10.8         Lease Agreement between Eleven
                          Colonial Penn Plaza Associates and
                          First Penn Bank, dated as of
                          October 12, 1995 (incorporated herein
                          by reference to Exhibit 10.8 of Form
                          S-1, Amendment No. 3 of PSB Bancorp,
                          Inc. filed on May 5, 1998).

             10.9         First Penn Bank's Stock Option Plan
                          (incorporated herein by reference to
Exhibit 10.9 of the S-4 Registration
Statement of PSB Bancorp, Inc. filed
June 25, 1999).

             10.10        First Penn Bank's Management
                          Recognition Plan (incorporated herein
by reference to Exhibit 10.10 of the
S-4 Registration Statement of PSB
Bancorp, Inc. filed June 25, 1999).

             21           Schedule of Subsidiaries (filed
                          herewith).

             23.1         Consent of Stockton Bates & Company,
                          P.C. (filed herewith).

             27           Financial Data Schedule (filed
                          herewith).

             99           Financial Statements (filed
                          herewith).

____________

* Denotes a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          None.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March, 2000                PSB BANCORP, INC.


                           By  /s/ Anthony DiSandro
                           Anthony DiSandro
                           President and Chief Operating Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                  Date

/s/ Vincent J. Fumo        Chairman and Chief     March 28, 2000
Vincent J. Fumo            Executive Officer

/s/ Anthony DiSandro       President and Chief    March 28, 2000
Anthony DiSandro           Operating Officer

/s/ Gary Polimeno          Vice President and     March 28, 2000
Gary Polimeno              Treasurer (Principal
                           Accounting and Financial
                           Officer)

/s/ James W. Eastwood      Director               March 28, 2000
James W. Eastwood

/s/ Thomas J. Finley, Jr.  Director               March 28, 2000
Thomas J. Finley, Jr.

/s/ Roseanne Pauciello     Corporate Secretary    March 28, 2000
Roseanne Pauciello         and Director

________________           Director               March 28, 2000
Jane Scacetti Fumo



                             Exhibit 21

                      Schedule of Subsidiaries*

                        First Penn Bank

Transnational          PSA Financial Corp       PSA Service Corp
   Mortgage
     Corp.                PSA Consumer
                        Discount Company

____________

* All ownership interests indicated are 100% ownership.



                             Exhibit Index.

          Exhibit No.     Document

              2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia. (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999).

              3.1 Articles of Incorporation of First Penn Bank (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).

              3.2         Bylaws of First Penn Bank
                          (incorporated herein by reference to
                          Exhibit 3.2 of the SB-2 Registration
                          Statement of PSB Bancorp, Inc. filed
                          October 9, 1997).

             10.1* First Penn Bank's Retirement Plan (incorporated herein by reference to
                          Exhibit 10.1 of the SB-2 Registration
                          Statement of PSB Bancorp, Inc. filed
                          October 9, 1997).

             10.2* First Penn Bank's Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9,
                          1997).

             10.3* First Penn Bank's Profit Sharing Plan (incorporated herein by reference to
                          Exhibit 10.3 of the SB-2 Registration
                          Statement of PSB Bancorp, Inc filed
                          October 9, 1997).

             10.4*        Employment Agreement with Vincent J.
                          Fumo (incorporated herein by reference
                          to Exhibit 7.1 of the SB-2
                          Registration Statement of PSB Bancorp,
                          Inc filed October 9, 1997).

             10.5* Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997).

             10.6* First Penn Bank's Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997).

             10.7         Lease Agreement between Eleven
                          Colonial Penn Plaza Associates and
                          First Penn Bank, dated as of
                          October 10, 1995 (incorporated herein
                          by reference to Exhibit 10.7 of Form
                          S-1, Amendment No. 3 of PSB Bancorp,
                          Inc. filed May 5, 1998).

             10.8         Lease Agreement between Eleven
                          Colonial Penn Plaza Associates and
                          First Penn Bank, dated as of
                          October 12, 1995 (incorporated herein
                          by reference to Exhibit 10.8 of Form
                          S-1, Amendment No. 3 of PSB Bancorp,
                          Inc. filed on May 5, 1998).

             10.9 First Penn Bank's Stock Option Plan (incorporated herein by reference to
                          Exhibit 10.9 of the S-4 Registration
                          Statement of PSB Bancorp, Inc. filed
                          June 25, 1999).

             10.10        First Penn Bank's Management
                          Recognition Plan (incorporated herein
                          by reference to Exhibit 10.10 of the
                          S-4 Registration Statement of PSB
                          Bancorp, Inc. filed June 25, 1999).

             21           Schedule of Subsidiaries (filed
                          herewith).

             23.1         Consent of Stockton Bates & Company,
                          P.C. (filed herewith).

             27           Financial Data Schedule (filed
                          herewith).

            ____________

* Denotes a management contract or compensatory plan or arrangement.



                       PSB BANCORP, INC.
                        AND SUBSIDIARY

                Consolidated Financial Statements

                       December 31, 1999



PSB Bancorp, Inc. And Subsidiary


                             CONTENTS

                                                           Page

Independent Auditors' Report                                 1

Financial Statements:

  Consolidated Statement of Financial Condition,
    December 31, 1999 and 1998                               2

  Consolidated Statement of Income
    for the Years Ended December 31, 1999,
    1998, and 1997                                         3-4

  Consolidated Statement of Stockholders' Equity
    for the Years Ended December 31, 1999,
    1998, and 1997                                           5

  Consolidated Statement of Cash Flows
    for the Years Ended December 31, 1999,
    1998, and 1997                                         6-8

  Consolidated Statement of Comprehensive Income
    for the Years Ended December 31, 1999,
    1998, and 1997                                           9

  Notes to Consolidated Financial Statements             10-43



                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors
PSB Bancorp, Inc.
Philadelphia, Pennsylvania

    We have audited the accompanying consolidated statement of financial condition of PSB Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the three years ended
December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As discussed in
Note 1, the consolidated financial statements of PSB Bancorp, Inc. and Subsidiaries for December 31, 1998 and 1997 were restated for the 1999 pooling of interest transaction with First Bank of Philadelphia. We did not audit the separate financial statements of First Bank of Philadelphia for 1998 and 1997, which report total assets constituting 28% of the consolidated total assets and total interest income constitutes 34% of the consolidated totaled interest income for December 31, 1998 and total interest income constitutes 36% of the consolidated totaled interest income for December 31, 1997. Those statements
were audited by other auditors whose report dated   January 29,
1999 and January 28, 1998 have been furnished to us, and our opinion insofar as it relates to the amounts included for First Bank of Philadelphia is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of PSB Bancorp, Inc. and Subsidiary at December 31, 1999 and 1998, the results of their operations and their cash flows for each of the three years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

                              Stockton Bates, LLP

                                   Certified Public Accountants

Philadelphia, Pennsylvania

March 17, 2000



                   PSB BANCORP, INC. AND SUBSIDIARY


            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                     DECEMBER 31, 1999 AND 1998



PSB Bancorp, Inc. And Subsidiary

            Consolidated Statement Of Financial Condition

ASSETS

December 31:                                            1999        1998
-----------------------------------------------------------------------------
                                         (In Thousands, except per share data)
CASH AND CASH EQUIVALENTS:

  Cash and due from banks                             $  7,921     $  2,126
  Interest bearing deposits in other
    financial institutions                               9,354       45,401

INVESTMENTS:

  Investment securities available-for-sale,
    at fair value                                       21,890       18,038
  Mortgage-backed securities available-for-sale,
    at fair value                                       45,951       22,074
  Investment securities held-to-maturity (fair value
    of $3,779,400 and $4,005,600)                        4,000        3,996
  Mortgage-backed securities held-to-maturity (fair
    value of $1,031,525 and $1,404,753)                  1,006        1,327

INVESTMENTS, OTHER (See Note 21)                         4,545

LOANS RECEIVABLE, net                                  167,787      121,240

LOANS HELD FOR SALE                                      8,221        6,938

REAL ESTATE:

  Acquired in settlement of loans                        1,047        1,277

OFFICE PROPERTIES AND EQUIPMENT, net of accumulated
  depreciation                                           1,692        1,619

ACCRUED INTEREST RECEIVABLE                              2,446        1,702

PREPAID EXPENSES AND OTHER ASSETS                        3,748        1,748
-----------------------------------------------------------------------------
     TOTAL ASSETS                                     $279,608     $227,486
=============================================================================

                              See Accompanying Notes



LIABILITIES AND STOCKHOLDERS' EQUITY

ASSETS

December 31:                                            1999        1998
----------------------------------------------------------------------------
                                        (In Thousands, except per share data)

LIABILITIES:

  Deposits:
    Non-interest bearing                              $  14,720    $  20,830
    Interest bearing                                    178,490      165,920
----------------------------------------------------------------------------
                                                        193,210      186,750

  Securities purchased under agreements to resell        15,640        2,495
  Advances from Federal Home Loan Bank                   34,000
  Income taxes payable                                       45          465
  Accrued interest payable on savings accounts              515          502
  Employee Stock Ownership Plan debt                                     234
  Accrued expenses and other liabilities                    151          910
-----------------------------------------------------------------------------
     Total liabilities                                  243,561      191,356

STOCKHOLDERS' EQUITY:

  Common Stock, no par value, 15,000,000 shares
    authorized; 4,538,483 shares
    issued and outstanding for December 31, 1999
    and 1998
  Additional paid-in capital                             40,873       40,790
  Employee Stock Ownership Plan                       (   1,359)    (  1,443)
  Retained earnings                                   (   1,136)    (  3,220)
  Accumulated other comprehensive income              (   2,331)           3
-----------------------------------------------------------------------------
     Total stockholders' equity                          36,047       36,130
-----------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $279,608     $227,486
=============================================================================



PSB Bancorp, Inc. And Subsidiary

                  Consolidated Statement Of Income

Year Ended December 31:                          1999       1998       1997
-----------------------------------------------------------------------------
                                                        (In Thousands)
INTEREST AND DIVIDEND INCOME:
  Interest on loans                            $ 13,457   $ 11,326   $ 10,087
  Investment securities                           4,165      1,560      2,025
  Interest-earning deposits                         939      2,340      1,725
-----------------------------------------------------------------------------
     Total interest income                       18,561     15,226     13,837

INTEREST EXPENSE:
  Interest on deposits                            8,270      7,775      7,345
  Interest on borrowings                            949
  Interest - other                                              25         31
-----------------------------------------------------------------------------
     Total interest expense                        9,219     7,800      7,376
-----------------------------------------------------------------------------
     Net interest income                           9,342     7,426      6,461

  Provision for loan losses                          200       283         60
-----------------------------------------------------------------------------
     Net interest income after provision
       for loan losses                             9,142     7,143      6,401

NONINTEREST INCOME                                   913     1,373      1,168

NONINTEREST EXPENSE:
  Compensation and employee benefits               3,601     3,252      3,041
  Premises and occupancy costs                     1,290     1,260      1,308
  Federal insurance premiums                          87        84         88
  Data processing                                    237       211        191
  Advertising                                        140       111         81
  Directors fees                                     215       224        232
  General Insurance                                  157        90         78
  Professional fees                                1,064        95        120
  Other                                            1,407     1,183        973
-----------------------------------------------------------------------------
     Total noninterest expense                     8,198     6,510      6,112
-----------------------------------------------------------------------------



                        Consolidated Statement Of Income

Year Ended December 31:                          1999       1998       1997
-----------------------------------------------------------------------------
                                                        (In Thousands)
INCOME BEFORE PROVISION FOR INCOME TAX         $  1,857   $  2,006   $  1,457

  Provision for federal and state income
    tax:
    Current                                         460        465        308
    Deferred                                   (    687)  (    123)        37
-----------------------------------------------------------------------------
     Total income tax provision                (    227)       342        345
-----------------------------------------------------------------------------

NET INCOME                                     $  2,084   $  1,664   $  1,112
=============================================================================

BASIC EARNINGS PER SHARE                       $    .48   $    .38   $    .49
=============================================================================

DILUTED EARNINGS PER SHARE                     $    .40   $    .32   $    .38
=============================================================================

                             See Accompanying Notes



                 PSB BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



PSB Bancorp, Inc. And Subsidiary

          Consolidated Statement Of Stockholders' Equity

Years Ended December 31, 1999, 1998 and 1997:
===========================================================================================
                                                                                   Employee
                                                                      Additional   Stock
                                                         Common       Paid-in     Ownership
                                                         Stock        Capital      Plan
-------------------------------------------------------------------------------------------
                                                                   (In Thousands)
BALANCE, DECEMBER 31, 1996                               $  1,614     $ 23,806     ($  356)
  Net income for the year ended December 31, 1997
  Employee Stock Ownership Plan:
    Shares released                                                                     61
  Other comprehensive income, net of tax:
    Change in unrealized loss on investment
      and mortgage-backed securities available-for-sale
-------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                  1,614       23,806     (   295)
  Net income for the year ended December 31, 1998
  Employee Stock Ownership Plan:
    Shares released                                                   (     19)        141
  Other comprehensive income (loss), net of tax:
    Change in unrealized loss on investment
      and mortgage-backed securities available-for-sale
  Cash of PSB Mutual Holding Company from
    merger of PSB Mutual Holding Company and
    Pennsylvania Savings Bank upon completion of
    Conversion and Reorganization
  Issuance of common stock to Employee Stock
    Ownership Plan upon completion of Conversion
    and Reorganization                                                             ( 1,289)
  Exchange of Pennsylvania Savings Bank common
    stock for PSB Bancorp, Inc. common stock upon
    completion of Conversion and Reorganization          (  1,195)       1,195
  Issuance of common stock upon completion of
     Conversion and Reorganization                                      16,107
  Expenses relating to stock offering                                 (    718)
-------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                    419       40,371     ( 1,443)
  Net income for the year ended December 31, 1999
  Issuance of common stock to Management Recognition
    Plan                                                   21,390      232,615
  Employee Stock Ownership Plan:
    Shares released                                                         83          84
  Exchange from common stock from merger of
    Pennsylvania Savings Bank and First Bank of
    Philadelphia                                         (    419)        419
  Other comprehensive income, net of tax:
    Change in unrealized loss on investment and
    mortgage-backed securities available-for-sale
-------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                               $    -0-     $ 40,873     ($1,359)
===========================================================================================

                                     See Accompanying Notes



PSB Bancorp, Inc. And Subsidiary

          Consolidated Statement Of Stockholders' Equity

Years Ended December 31, 1999, 1998 and 1997:
=========================================================================================================
                                                                       Accumu-
                                                                       lated
                                                                       Other                    Compre-
                                                       Retained        Compre-                  hensive
                                                       Earnings        hensive                  Income
                                                       (Deficit)       Income       Total       (Loss)
---------------------------------------------------------------------------------------------------------
                                                                          (In Thousands)
BALANCE, DECEMBER 31, 1996                             ($6,243)        ($   70)     $18,751     $     -
  Net income for the year ended December 31, 1997        1,112                        1,112       1,112
  Employee Stock Ownership Plan:
    Shares released                                                                      61
  Other comprehensive income, net of tax:
    Change in unrealized loss on investment
      and mortgage-backed securities available-for-sale                     60           60          60
---------------------------------------------------------------------------------------------------------
                                                                                                 $1,172
                                                                                                 ======
BALANCE, DECEMBER 31, 1997                              (5,131)        (    10)      19,984
  Net income for the year ended December 31, 1998        1,664                        1,664      $1,664
  Employee Stock Ownership Plan:
    Shares released                                                                     122
  Other comprehensive income, net of tax:
    Change in unrealized loss on investment
      and mortgage-backed securities available-for-sale                     13           13          13
  Cash of PSB Mutual Holding Company from
    merger of PSB Mutual Holding Company and
    Pennsylvania Savings Bank upon completion of
    Conversion and Reorganization                          247                          247
  Issuance of common stock to Employee Stock
    Ownership Plan upon completion of Conversion
    and Reorganization                                                             (  1,289)
  Exchange of Pennsylvania Savings Bank common
    stock for PSB Bancorp, Inc. common stock upon
    completion of Conversion and Reorganization
  Issuance of common stock upon completion of
     Conversion and Reorganization                                                   16,107
  Expenses relating to stock offering                                              (    718)
---------------------------------------------------------------------------------------------------------
                                                                                                  $1,677
                                                                                                  ======
BALANCE, DECEMBER 31, 1998                              (3,220)              3       36,130
  Net income for the year ended December 31, 1999        2,084                        2,084       $2,084
  Issuance of common stock to Management Recognition
    Plan                                                                            254,005
  Employee Stock Ownership Plan:
    Shares released                                                                     167
  Exchange from common stock from merger of
    Pennsylvania Savings Bank and First Bank of
    Philadelphia
  Other comprehensive income, net of tax:
    Change in unrealized loss on investment and
    mortgage-backed securities available-for-sale                     ( 2,334)     (  2,334)      (2,334)
---------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                             ($1,136)       ($2,331)      $36,047       ($ 250)
=========================================================================================================

                                     See Accompanying Notes



PSB Bancorp, Inc. And Subsidiary

                Consolidated Statement Of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents


Year Ended December 31:                                    1999          1998            1997
-------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  2,084       $  1,664       $  1,112
-------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on
        mortgage-backed securities                              51       (      7)             2
      Depreciation and amortization                            277            348            388
      Write-down and expenses of real estate owned             234             95              8
      Gain (loss) on sale of real estate                        20       (     37)       (    31)
      Gain on sale of property and equipment                                    9
      Gain (loss) on sale of loans                             372       (    863)       (   556)
      Provision for losses on loans                            200            283             60
      Deferred taxes                                      (    564)            37             37
      Compensation expense-Employee Stock Ownership Plan        84            61
      Change in assets and liabilities:
        (Increase) decrease in loans held-for-sale        (  1,283)           500        ( 1,421)
        Increase in accrued interest receivable           (    744)      (     11)       (    68)
        Increase in prepaid expenses                      (    220)      (     25)       (   366)
        Increase in prepaid corporate taxes               (    336)      (      3)       (    54)
        Increase (decrease) in corporate taxes payable    (    420)           157            166
        Increase (decrease) in accrued pension cost                      (      7)       (     3)
        Increase in accrued interest payable                    14             20             70
        Increase (decrease) in accrued expenses           (    660)      (     72)           271
-------------------------------------------------------------------------------------------------
     Total adjustments	                                    ( 2,975)           485        ( 1,497)
-------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
       operating activities                               (   891)         2,149         (   385)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities, available-for-sale  (  9,716)     (  11,544)        ( 9,042)
  Purchase of mortgage-backed securities,
    available-for-sale                                   ( 29,691)     (  20,308)
  Mortgage-backed security maturities and
    principal repayments                                    3,677          1,980             991
  Maturities of investment securities,
    available-for-sale                                      1,000          8,720           1,000
  Maturities of investment securities,
    held-to-maturity                                                      16,500          16,156
  Net change in Federal Home Loan Bank stock             (    878)     (      12)       (     26)
  Increase in total loans receivable, net                ( 46,747)     (  11,804)       ( 11,523)
  Proceeds from sale of real estate owned net of
    improvements                                              698          1,404           1,130
  Property acquired through loan foreclosure action      (    484)
  (Increase) decrease in capitalized conversion costs                        155        (    155)
  Proceeds from sale of property and equipment                               220
  Capital expenditures                                   (    350)     (     219)       (    280)
-------------------------------------------------------------------------------------------------

     Net cash used in investing activities               ( 82,729)     (  26,908        ( 13,454)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                                 6,402         16,603           5,778
  Change in securities purchased under agreements
    to resell                                              13,145      (     347)          1,305
  Net proceeds from stock offering                                        14,101
  Payment of ESOP loan                                   (   234)
  Proceeds received from merger with PSB Mutual
    Holding Company                                                          247
  Proceeds from borrowed funds                            34,000
  Change in advances for borrowers' taxes and
    insurance                                                 55              97              69
-------------------------------------------------------------------------------------------------
     Net cash provided by financing activities            53,368          30,701           7,115
-------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (30,252)          5,942         ( 6,724)
-------------------------------------------------------------------------------------------------
     Cash and cash equivalents, beginning of year         47,527          41,585          48,309
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $17,275         $47,527         $41,585
=================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

  Cash paid during the year for:

    Interest on deposits and borrowings                  $ 8,405         $ 7,780         $ 7,275
=================================================================================================

     Income taxes                                        $    33         $   400         $   280
=================================================================================================

  Noncash activities:

    Loans transferred to real estate owned               $   699         $   491         $   697
=================================================================================================

    Unrealized gain (loss) on investment mortgage-
      backed securities available-for-sale,
      net of taxes                                      ($ 2,334)        $    13         $    60
=================================================================================================

                                    See Accompanying Notes



PSB Bancorp, Inc. And Subsidiary

           Consolidated Statement Of Comprehensive Income

Year Ended December 31:                          1999       1998       1997
------------------------------------------------------------------------------
                                                        (In Thousands)
Net Income                                     $2,084     $1,664     $1,112

Other Comprehensive Income, net of tax:
  Unrealized gain (loss), investments
    available-for-sale                         (2,334)        13         60
------------------------------------------------------------------------------

Other comprehensive income                     (2,334)        13         60
------------------------------------------------------------------------------

Comprehensive income                           ($ 250)    $1,677      $1,172
==============================================================================

                             See Accompanying Notes



PSB Bancorp, Inc. And Subsidiary

             Notes To Consolidated Financial Statements
            Years Ended December 31, 1999, 1998 And 1997

1.  DESCRIPTION OF ORGANIZATION:

    PSB Bancorp, Inc. (the "Holding Company") was organized as Pennsylvania business corporation on October 3, 1997 at the direction of Pennsylvania Savings Bank (the "Bank") for the purposes of becoming a holding company for the Bank upon the Conversion and Reorganization. The Holding Company is subject to regulation by the Securities and Exchange Commission and the Federal Reserve, and its principal business is the ownership of the Bank. In the future, the Holding Company may acquire or organize other operating subsidiaries, although there are no current plans, arrangements or understandings, written or oral, to do so.

     Effective July 17, 1998, Pennsylvania Savings Bank (the "Bank") and PSB Mutual Holding Company ("MHC") completed the Plan of Conversion from Mutual Holding Company to Stock Holding Company. Under the Plan of Conversion, the newly formed holding company, PSB Bancorp, Inc. (the "Holding Company") issued 1,610,732 shares of common stock, no par value, at a price of $10.00 per share in a direct and syndicated offering. Furthermore, based on an independent appraisal, existing stockholders of Pennsylvania Savings Bank, other than the MHC, exchanged each of their shares (579,390 shares) for 2.572374 shares of PSB Bancorp, Inc. and the Mutual Holding Company merged with and into the Bank. The common stock of PSB Bancorp, Inc. began trading on the Nasdaq National Market under the symbol "PSBI" on July 17, 1998. Effective October 12, 1999, there was a change in charter from a Savings Bank to a Commercial Bank and subsequent name change for Pennsylvania Savings Bank, to First Penn Bank resulting from the acquisition of First Bank of Philadelphia.

     First Penn Bank, through its seven branch offices, makes residential, construction, commercial, student and consumer loans to customers and provides community banking services principally within, Southeastern Pennsylvania and Southern New Jersey. Transnational Mortgage Corporation, a wholly owned subsidiary, originates residential loans. PSA Financial Corporation, a wholly owned subsidiary, originates residential and consumer loans. PSA Consumer Discount, a wholly owned subsidiary of PSA Financial, originates consumer loans. All loan origination's are to customers principally within, but not limited to, the County of Philadelphia, Pennsylvania. PSA Service Corporation, a wholly owned subsidiary, processes all loans for Pennsylvania Savings Bank and the other subsidiaries.

     The Bank competes with other banking and financial institutions in its primary markets. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, credit unions and money market funds actively compete for deposits and loans in the Bank's market area. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms, may be considered competitors of the Bank with respect to one or more of the services it renders.

     The Bank is subject to regulations of certain state and federal agencies and, accordingly, is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation:

     The consolidated financial statements for the periods prior to July 17, 1998 are those of First Bank of Philadelphia and Pennsylvania Savings Bank (the "Bank") and its wholly-owned subsidiaries, PSA Service Corporation, Transnational Mortgage Corporation and PSA Financial Corporation. The Bank became the wholly-owned subsidiary of the PSB Bancorp, Inc. (the "Holding Company") on July 17, 1998 and as a result the consolidated financial statements for the period subsequent to July 17, 1998 also include the accounts of the Holding Company and its wholly-owned subsidiary, Pennsylvania Savings Bank. The Holding Company's business is conducted principally through the Bank and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

     Impact of Year 2000:

     The Bank was well prepared to enter the new year at midnight on January 1, 2000. Contingency and event plans were in effect as the century rollover took place. No material defects or problems were experienced with hardware, software, equipment or operations.

     During 1999, the Bank utilized a comprehensive "Customer
Awareness" campaign to ensure that the customers and the general public were themselves prepared for Y2K. Due to this campaign and the efforts of our peers and regulators, the Bank experienced no material impact to liquidity.

     Reporting Comprehensive Income - New Pronouncement:

     In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company's unrealized holding gains and losses to be included in other comprehensive income. Prior year's financial statements have been reclassified to conform to these requirements.

     Cash and Cash Equivalents:

     Cash and cash equivalents include unrestricted cash on hand, demand deposits maintained in depository institutions and other readily convertible investments with original contractual terms to maturity of three months or less.

     Investment in Debt and Marketable Equity Securities:

     Gains and losses realized on sales of investment securities represent differences between net proceeds and carrying values determined by the specific identification method. Premiums paid and discounts received at the time of purchase are deferred and amortized over the remaining life of the securities using a method which approximates a level yield. Mortgage-backed security amortization rates are periodically adjusted to reflect changes in the prepayment speeds of the underlying mortgages.

     Loans and Allowance for Loan Losses:

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. Loan origination fees and discounts on mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for actual prepayments. The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Income is subsequently recognized only to the extent that cash payments are received, or until in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     Effective January 1, 1997, interest is discontinued on all loans that are contractually past due 3 months. Prior to January 1, 1997, interest was discontinued on residential loans that were contractually past due 12 months, unless the value of the mortgaged property well exceeded the loan balance in which case interest continued to accrue until the loan balance plus accrued interest equaled the fair market value of the property securing the loan. The Bank has recorded interest income, net of taxes, of $80,341 for the year ended December 31, 1996 on loans that were contractually past due for more than three months. The effect on net income per share would have been a reduction of $.06 for the year ended December 31, 1996 if this interest had not been accrued. Interest was discontinued on commercial, consumer and unsecured loans that were contractually past due 3 months. No adjustment is made for interest previously accrued. Income is subsequently recognized only to the extent that cash payments are received, or until in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     Loan Origination and Commitment Fees:

     Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment of the loan yield over the contractual life of the loan using the interest method. When a loan is sold, unamortized fees are recognized as income. Other loan fees and charges representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services are recognized when collected. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

     Loans Held for Sale:

     Included in loans held for sale are any loans which the Bank believes may be involved in interest rate risk management or other decisions which might reasonably result in such loans not being held until maturity. Any such conforming loans are transferred to loans held for sale and valued at the lower of aggregate cost or market, including considering of forward commitments to sell, until ultimate disposition.

     Effective January 1, 1997, the Bank adopted the provision of Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). The adoption of SFAS No. 125 had no significant impact on the earnings or financial condition of the Bank. The Bank carries any retained interest in a transferred asset on the statement of condition as a servicing asset. The servicing assets represent the fair value of the servicing contracts associated with purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations.

     Real Estate Owned:

     Real estate owned consists of properties acquired through foreclosure. Real estate owned is stated at the lower of cost or estimated fair value minus estimated costs to sell. Write-downs of real estate owned which occur after the initial transfer from the loan portfolio are recorded as expenses of real estate owned. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair value. Real estate held for investment is carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value.

     Income Taxes:

     The Bank records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Office Properties and Equipment:

     Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation.
Depreciation is computed based on cost using the straight-line method over estimated useful lives of 25-50 years for buildings, 10-25 years for land improvements and 3-10 years for office equipment. Maintenance and repair of property and equipment are charged to operations. Major improvements are capitalized.

     Financial Statement Presentation:

     Certain items in prior year financial statements have been reclassified to conform to the 1999 presentation.

     Advertising:

     Advertising costs are charged to operations when incurred and amounted to $140,000, $111,000 and $81,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market condition, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     Per Share Information:

     Earnings per share have been calculated based on the weighted average common shares outstanding for the respective periods less the uncommitted ESOP shares. The number of shares used in the computation of earnings per share for the years ended December 31, 1999 and 1998 was 4,365,426 and 4,393,933 for
basic earnings per share, and 5,167,021 and 5,122,120 for diluted earnings per share, respectively. Earnings per share for the year ended December 31, 1999 reflect the shares issued and outstanding due to the merger of Pennsylvania Savings Bank and First Bank of Philadelphia effective October 12, 1999. In connection with the acquisition, each outstanding share of First Bank of Philadelphia was exchanged for .857 shares of PSB Bancorp, Inc. common stock. The effect of the merger on earnings per share is reflected in prior years computation.

     Cash deposited in Financial Institutions:

     The Bank maintains cash balances at other financial institutions in the Philadelphia regional area. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. In the normal course of business, the Bank may have deposits that exceed the insured balance.

3.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES:

     The following is a summary of the Bank's investment in available-for-sale and held-to-maturity securities:

                                                       Available-for-Sale
                                                       December 31, 1999
                                       --------------------------------------------------
                                                        Gross       Gross
                                          Amortized  Unrealized  Unrealized      Fair
                                            Cost        Gains       Gains        Value
-----------------------------------------------------------------------------------------
                                                         (In Thousands)
Investment Securities:

  Equity:

    Investment in mutual funds              $ 2,354     $     -     ($   24)     $ 2,330
    FHLB and FRB Stock                        2,056                                2,056
------------------------------------------------------------------------------------------
      Total equity securities                 4,410                 (    24)       4,386
------------------------------------------------------------------------------------------

  Debt:

    FNMA                                      3,500                 (   198)       3,302
    Municipal Tax-exempt                      3,511                 (   310)       3,201
    FHLB Notes                               11,499                 (   598)      10,901
------------------------------------------------------------------------------------------

      Total debt securities                  18,510                 ( 1,106)      17,404
------------------------------------------------------------------------------------------

  Mortgage-backed Securities:

    FNMA                                     39,540                 ( 2,188)      37,352
    GNMA                                      9,151                 (   552)       8,599
------------------------------------------------------------------------------------------

      Total mortgage-backed
        securities                           48,691                 ( 2,740)      45,951
------------------------------------------------------------------------------------------

  Other Investments:

    JADE Financial                              100                                  100
------------------------------------------------------------------------------------------

      Total other investments                   100                                  100
------------------------------------------------------------------------------------------

      Total available-for-sale
        Securities                           71,711                 ( 3,870)       67,841


                                                       Held-to-Maturity
                                                       December 31, 1999
                                       --------------------------------------------------
                                                        Gross       Gross
                                          Amortized  Unrealized  Unrealized      Fair
                                            Cost        Gains       Gains        Value
-----------------------------------------------------------------------------------------
                                                         (In Thousands)

Investment Securities:

  Debt:

    FNMA                                    $ 1,000     $     -     ($   38)     $    962
    FHLMC                                     3,000                 (   183)        2,817
------------------------------------------------------------------------------------------

      Total debt securities                   4,000                 (   221)        3,779

  Mortgage-backed Securities:

    GNMA                                        979          23                     1,002
    FHLMC                                        27           2                        29
------------------------------------------------------------------------------------------

      Total mortgage-backed
        securities                            1,006          25                     1,031
------------------------------------------------------------------------------------------

      Total held-to-maturity
        securities                            5,006          25     (   221)        4,810
-------------------------------------------------------------------------------------------

      TOTAL INVESTMENTS AND MORTGAGE-
        BACKED SECURITIES                   $76,617     $    25     ($4,091)       $72,551
===========================================================================================


     The following is a summary of the Bank's investment in available-for-sale and held-to-maturity securities:

                                                       Available-for-Sale
                                                       December 31, 1998
                                       --------------------------------------------------
                                                        Gross       Gross
                                          Amortized  Unrealized  Unrealized      Fair
                                            Cost        Gains       Gains        Value
-----------------------------------------------------------------------------------------
                                                         (In Thousands)


Investment Securities:

  Equity:

    Investment in mutual funds              $ 2,354     $      -    ($     1)    $ 2,353
    FHLB and FRB stock                        1,131                                1,131
-----------------------------------------------------------------------------------------

      Total equity securities                 3,485                 (      1)      3,484
------------------------------------------------------------------------------------------

  Debt:

    FNMA                                     3,500            11                   3,511
    Municipal Tax-exempt                     3,544                                 3,544
    SLMA                                     1,000             1                   1,001
    FHLB Notes                               6,498                                 6,498
------------------------------------------------------------------------------------------

                                            14,542            12                  14,554
------------------------------------------------------------------------------------------

                                            28,037            12     (     1)     18,038
------------------------------------------------------------------------------------------

  Mortgage-backed Securities:

    FNMA                                    11,884             -     (     6)      11,878
    GNMA                                    10,196                                 10,196
------------------------------------------------------------------------------------------

      Total mortgage-backed securities      22,080                   (     6)      22,074
------------------------------------------------------------------------------------------

      Total available-for-
        sale securities                     40,107           12      (     7)      40,112
------------------------------------------------------------------------------------------


                                                       Held-to-Maturity
                                                       December 31, 1998
                                       --------------------------------------------------
                                                        Gross       Gross
                                          Amortized  Unrealized  Unrealized      Fair
                                            Cost        Gains       Gains        Value
-----------------------------------------------------------------------------------------
                                                         (In Thousands)

  Investment Securities:

    Debt:

      FNMA                                  $ 1,000     $     1     $     -      $ 1,001
      FHLMC                                   2,996           8                    3,004
-----------------------------------------------------------------------------------------

        Total debt securities                 3,996           9                    4,005
-----------------------------------------------------------------------------------------

  Mortgage-backed Securities:

    GNMA                                      1,269          74                    1,343
    FHLMC                                        58           4                       62
------------------------------------------------------------------------------------------
      Total mortgage-backed
        securities                            1,327          78                    1,405
------------------------------------------------------------------------------------------

      Total held-to-maturity
        securities                            5,323          87                    5,410
------------------------------------------------------------------------------------------

      TOTAL INVESTMENTS AND MORTGAGE-
        BACKED SECURITIES                   $44,842     $   100     ($    7)     $44,935
==========================================================================================


     Assets, principally securities, carried at approximately
$2,496M and $2,495M at December 31, 1999 and 1998, respectively, were pledged to secure deposits as required or permitted by law.

     The amortized cost and estimated market values of securities at December 31, 1999 and 1998 by contractual maturities, are as follows:

December 31, 1999:
----------------------------------------------------------------
                                         Estimated
                                           Market      Amortized
                                           Value          Cost
----------------------------------------------------------------

Due less than one year                     $ 4,556     $ 4,397
Due after one year through five years       10,508       9,941
Due after five years through fifteen years   7,500       7,104
Due after fifteen years                      2,000       1,796
Mutual Funds                                 2,354       2,330
Mortgage-backed securities                  49,699      46,983
----------------------------------------------------------------

                                            76,617       72,551
----------------------------------------------------------------

December 31, 1998:
----------------------------------------------------------------

Due after one year through five years        8,540        8,549
Due after five years through fifteen years   6,998        7,010
Due after fifteen years                      3,544        3,544
----------------------------------------------------------------
                                            19,082       19,103
Mutual Funds                                 2,354        2,353
Mortgage-backed securities                  23,406       23,479
----------------------------------------------------------------
                                           $44,842       $44,935
================================================================

     Proceeds from maturities of investment securities available-for-sale during the years ended December 31, 1999 and 1998 totaled $1.0 million and $9.0 million, respectively. The proceeds for all periods were the result of security call options which were exercised and no gains or losses were realized on those sales.

4.  LOANS RECEIVABLE:

     Loans receivable consist of the following:

December 31:                               1999         1998
----------------------------------------------------------------
                                             (In Thousands)
Real Estate Loans:
  One-to-four family                     $ 55,716     $ 58,162
  Five or more family residence             2,712        3,356
  Construction loans                       23,528       15,981
  Nonresidential                           27,117       22,575
----------------------------------------------------------------
                                          109,073      100,074
  Student loans                            40,509
  Consumer loans                            2,468        1,168
  SBA loans                                 6,682        8,251
  Commercial loans                         10,682       13,216
----------------------------------------------------------------
                                          169,414       122,709
    Less:
    Unearned fees and discounts          (    389)     (    431)
    Undisbursed loan proceeds            (      7)     (      7)
    Allowance for loan losses            (  1,231)     (  1,031)
----------------------------------------------------------------
                                         $167,787      $121,240
================================================================

     Loans receivable at December 31, 1999 and 1998 includes
$112.4 million and $96.8 million of fixed rate loans and $65.2 million and $25.9 million of adjustable rate loans, respectively.

     A summary of loan maturities at December 31, 1999 is as follows:

                                Multi-Family
                                    and                      Consumer
                                 Commercial                    and
                     One to Four    Real                    Commercial    Total
                       Family      Estate     Construction   Business     Loans
------------------------------------------------------------------------------------
Amounts due:
Non-accrual            $ 1,498     $     47     $     41     $   296     $ 1,882
------------------------------------------------------------------------------------
Within one year          4,550        5,952       23,015      47,875      81,392
------------------------------------------------------------------------------------
After one year:
  1 to 3 years           1,818        6,183          324       2,634      10,959
  3 to 5 years           1,770        9,352          149       3,190      14,461
  5 to 15 years          5,913        6,658                    3,640      16,211
  Over 15 years         40,166        1,637                    2,706      44,509
------------------------------------------------------------------------------------

  Total due
    after one year      48,915       23,830          473      12,170      86,141
------------------------------------------------------------------------------------

    TOTAL AMOUNTS DUE  $55,715      $29,829      $23,529     $60,341     $169,414
====================================================================================


     A summary of changes in the allowance for loan losses is as follows:

December 31:                               1999         1998
----------------------------------------------------------------
                                             (In Thousands)

BALANCE, BEGINNING OF YEAR               $ 1,031       $   965
  Provision charged to operation             200           283
  Recoveries of loans previously
    charged-off                                            53
  Charged-off                                         (    270)
----------------------------------------------------------------

BALANCE, END OF YEAR                     $ 1,231       $ 1,031
================================================================

     The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. As of December 31, 1999 and 1998, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At December 31, 1999, the Bank's impaired loans consisted of two commercial real estate loans with a total recorded balance of $295,265 for which specific allowances of $14,763 have been established. At December 31, 1998, the Bank's impaired loans consisted of two commercial real estate loans with a total recorded balance of $325,537 for which specific allowances of $16,227 have been established. The average investment in impaired loans for the year ended December 31, 1999 and 1998 was $582,613 and $339,946, respectively.

     Loans on which the accrual of interest has been discontinued amounted to $1.9 million and $2.4 million at December 31, 1999 and 1998, respectively.

     Certain directors and officers of the Bank have loans with the Bank. Such loans were made in the ordinary course of business and do not represent more than a normal risk of
collection.  	Loans to officers and directors amounted to $1.7
million and $1.6 million at December 31, 1999 and 1998,
respectively. 	 During the years ended December 31, 1999 and
1998 loans of $192,040 and $668,495, respectively, were disbursed to executive officers and trustees, while principal repayments of $41,834 and $285,205 were received in those years, respectively.

5.  LOANS HELD FOR SALE:

     Loans held for sale are as follows:


December 31, 1999:
------------------------------------------------------------------------------
                                        Gross un-       Gross un-       Fair
                                        realized        realized       Market
                               Cost       Gains          Losses        Value
------------------------------------------------------------------------------
                                                  (In Thousands)

Residential mortgage loans     $8,221     $  -          $  -          $8,221


                                        Gross un-       Gross un-       Fair
                                        realized        realized       Market
                               Cost       Gains          Losses        Value
                                                  (In Thousands)

Residential mortgage loans     $6,938     $  -          $  -          $6,938


6.  ACCRUED INTEREST RECEIVABLE:

     A summary of accrued interest receivable is as follows:

December 31:                                   1999         1998
                                                 (In Thousands)

Loans                                           $1,865    $1,143
FHLB Overnight                                       8       182
Mortgage-backed securities                         313       128
Investment securities                              260       249

                                                $2,446    $1,702

7.  OFFICE PROPERTIES AND EQUIPMENT:

     Office properties and equipment are summarized by major classification as follows:

December 31:                                    1999        1998
                                                 (In Thousands)

Land, buildings and improvements                 $2,284  $2,139
Furniture, fixtures and equipment                 3,082   2,892
                                                  5,366   5,031
Less accumulated depreciation                  (  3,674) (3,412)

                                                 $1,692  $1,619

     Depreciation expense was $262,000 and $145,000 for the years ended December 31, 1999 and 1998, respectively.

8.  REAL ESTATE OWNED - ACQUIRED THROUGH SETTLEMENT OF LOANS:

     Real estate owned consists of the following:

December 31:                                      1999      1998
----------------------------------------------------------------
                                                  (In Thousands)
Real estate acquired through
  settlement of loans                             $1,047  $1,277

9.  FEDERAL HOME LOAN BANK STOCK:

     The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of Pittsburgh, whichever is greater, as calculated December 31 of each year.

10.  DEPOSITS:

     The following tables present the average balances and rates paid on deposits at is as follows:


Year Ended December 31:                          1999               1998
-----------------------------------------------------------------------------
                                             (In Thousand except percentage)

                                 Average     Average     Average     Average
                                 Balance       Rate       Balance     Rate
-----------------------------------------------------------------------------
Demand deposits                  $ 18,911       -   %     $ 19,460      -  %
NOW checking accounts               8,924       3.47         2,322     3.14
Money market accounts              15,761       3.68         4,469     3.71
Savings accounts                   29,686       2.90        42,184     2.88
Certificates of deposit           118,623       5.50       110,203     5.74
-----------------------------------------------------------------------------

  Total deposits                 $191,905                 $178,638
=============================================================================

     As of December 31, 1999, the Bank had total certificates of deposit of approximately $128.5 million. The following table summarizes the composition of these deposits:

                                      Amount      Percentage
                                (In Thousands except Percentage)

Certificates of deposits in
  excess of $100,000                  $ 18,878          15%
Individual retirement accounts           8,611           7
Other certificates of deposit          101,046          78

  Total                               $128,535         100%

     The Bank's certificates of deposit in excess of $100,000 which totaled $18.9 million at December 31, 1999, mature as follows: $3.4 million within three months, $12.8 million between three and twelve months; and $2.7 million after twelve months.

     The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

     Certificates of deposit have scheduled maturities as follows:

December 31:                                 1999          1998
                                               (In Thousands)

Within one year                             $100,815    $101,147
Beyond one year but within three years        15,451      16,606
Due thereafter                                 3,658       4,555

                                            $119,924    $122,308

     Interest expense on deposits is comprised of the following:

December 31:                                  1999          1998
                                                (In Thousands)

NOW accounts                                 $   310     $   151
Savings accounts                                 862         840
Money Market accounts                            580         461
Certificates of deposit                        6,518       6,340
                                               8,270       7,791
Early withdrawal penalties                                 (  17)

                                              $8,270      $7,775

     The aggregate amount of certificates of deposit accounts with a minimum denomination of $100,000 was approximately $18.9 million and $19.3 million at December 31, 1999 and 1998, respectively.

     The aggregate amount of demand deposits that have been re-classified as loan balances at December 31, 1999 and 1998 was $-
0- and $41,735, respectively.

11.  INCOME TAX MATTERS:

     The Bank and its wholly owned subsidiary file a consolidated federal income tax return and separate state and local income tax returns on a calendar year end basis.

     The provision for income taxes consists of the following:

Year Ended December 31:                    1999            1998
----------------------------------------------------------------
                                               (In Thousands)

Currently payable:
  Federal                                   $450           $453
  State                                       10             12
                                             460            465
  Deferred                                (  687)        (  123)
----------------------------------------------------------------

     TOTAL                                 ($227)          $342
================================================================

     The reconciliation between the actual provision for federal and state income taxes and the amount of income taxes which would have been provided at statutory rates is as follows:

Year Ended December 31:                     1999            1998
----------------------------------------------------------------
                                               (In Thousands)

Expected income tax expense
  at federal tax rate                        $631          $682
Travel and entertainment                       20            20
State tax net of federal benefit                6             8
Valuation allowances effect                (  652)       (  356)
Benefit of loss carryforward               (  233)
  Other differences, net                        1        (   12)
----------------------------------------------------------------

                                           ( $227)         $342
================================================================

     Deferred taxes are included in the accompanying statements of financial condition as of December 31, 1999 and 1998 for the estimated future tax effects of differences between the financial statement and federal income tax bases of assets and liabilities given the provisions of currently enacted tax laws.

     The net deferred tax asset (liability) consist of the following components:

December 31:                                 1999          1998
----------------------------------------------------------------

Deferred Tax Asset:
  Unrealized loss on available-for-
    sale securities                          $1,554        $ -
Deferred income                                  60          80
Loss carryforward limitation                  1,497       1,730
Less valuation allowance                     (  845)    ( 1,441)
Other                                            81          81

Deferred Tax Liability:
  Unrealized gain on available-for-
     sale securities                                     (    2)
  Allowance for loan losses                  (  223)     (  283)
  Property and equipment                     (   27)     (   22)
----------------------------------------------------------------

    NET DEFERRED TAX ASSETS                  $2,097      $  143
================================================================

     Management has determined that based on its assessment of projected levels of taxable income, realization of the net deferred tax asset is more likely than not.

     The Bank has available the following net operating loss carryforwards for federal income tax purposes:

                2009             2,941,210
                2010             1,732,016
                2011               126,058
                2012                53,119
                --------------------------
                                $4,852,403
                ==========================

     The utilization of net operating loss carryforwards generated prior to February 1995 is limited to $548,748 per year due to the limitation imposed under Section 382 of the Internal Revenue Code. As of December 31, 1999, approximately $4.8 million of these carryforwards are subject to this annual limitation. The loss carryforward was a result of the acquisition of First Bank of Philadelphia. The loss carryforward was a result of the acquisition of First Bank of Philadelphia.

     Prior to January 1, 1996, the Bank was allowed a special bad debt deduction for tax purposes based on a percentage of taxable income (8%) or on specified experience formulas, subject to certain limitations based upon aggregate loan balances at the end of the year. If the above amounts deducted were used for purposes other than for loan losses, such as in a distribution in liquidation, or if the Bank would cease to be a qualified thrift lender under the tax law, or otherwise, the amounts deducted would be subject to federal income tax at the then current corporate tax rate.

     The special bad debt method of accounting for bad debts for tax purposes utilized by qualified thrift institutions was repealed effective for tax years beginning January 1, 1996. Thrift institutions must now use either the direct write-off or experience method of accounting for bad debts and must treat this change as a change in accounting method. Any adjustment that is required to be taken into account because of the change will be determined solely with respect to the applicable excess reserves of the thrift which will be taken into income over a six-year period for tax purposes. Pennsylvania Savings Bank qualifies as a small bank. The Banks applicable excess reserves will be the excess of the balance of its reserves as of the close of its last tax year beginning before January 1, 1996 over the greater of (a) its pre-1988 reserves, or (b) what the thrift's reserves would have been at the close of its last tax year beginning before January 1, 1996, had the thrift used the experience method. If a Bank meets the residential loan requirement, the income to be recognized may be deferred. A Bank meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the Bank during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the Bank during the six most recent tax years beginning before January 1, 1996. For the year ended December 31, 1996, the Bank meets the residential loan requirement and has elected to deferred recognition of the income.

     Prior to January 1, 1988, the Bank was not required and did not record deferred income taxes on the difference between the allowance for loan losses reported for financial reporting purposes and the special bad debt deduction for income tax purposes.

     Retained earnings at December 31, 1999 and 1998 includes
$2,450,099 for which no deferred federal income tax liability has been recognized.

     Subsequent to December 31, 1987, the base year, and prior to January 1, 1996, the Bank was required to record a deferred tax asset related to the allowance for loan losses reported for financial reporting purposes and a deferred tax liability for special bad debt deduction. However, if it is more likely than not that some portion or all of the deferred tax asset will not be realized, the deferred tax asset should be reduced by a valuation allowance. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

     As required by SFAS No. 109 "Accounting for Income Taxes," the Bank determined that no valuation reserve was necessary for the net deferred tax asset since it is more likely than not that the deferred tax asset will be realized through carryforwards to taxable income in future years and future reversals of existing temporary differences. The Bank will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

     The Bank has made additions to the special bad debt deduction allowance since December 31, 1987 and, therefore, a deferred tax liability for the special bad debt deduction has been recorded in the amount of $223,754 and $282,754 for years ended December 31, 1999 and 1998, respectively.

     Deferred tax expense results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences are as follows:

Year Ended December 31:       1999         1998         1997
----------------------------------------------------------------

Bad debts                     ($  10)       $12        ($12)
Depreciation                       5          5          29
Deferred loan fees                20         20          20
Valuation allowance           (  652)    (  160)
----------------------------------------------------------------

  DEFERRED TAX EXPENSE          $687      ($123)        $37
================================================================

12.  DIVIDENDS PAID:

     On June 30, 1996, the Bank paid a cash dividend of $.0375 per share to stockholders of record as of June 15, 1996. This dividend was paid from accumulated net earnings as of June 30, 1996. Subsequently, in September 1996, the Savings Association Insurance Fund (SAIF) assessed and collected from the Bank a one time special assessment of $567,000. This assessment eliminated the Bank's prior earnings and resulted in the Bank reporting both significantly lower net income for the year ended
December 31, 1996 and an accumulated deficit as of December 31, 1996.

13.  FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF
1991 (FDICIA):

     FDICIA was signed into law on December 19, 1991 and includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

     The regulations require institutions to have a minimum 4% leverage capital ratio, a minimum 4% tier 1 risk-based capital ratio and a minimum 8% total risk-based capital ratio to be considered "adequately capitalized". An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

     The following table sets out the Bank's various regulatory capital categories at December 31, 1999:


                                                            Minimum                 Well
                                                            Capital                Capital
                                         Actual           Requirements          Requirements
                                     Amount    Ratio      Amount   Ratio        Amount   Ratio
                                                    (In Thousands except percentage)

Tier l capital to risk
  weighted assets                    $31,348  17.90%      $ 7,006   4.00%     $10,510   6.00%
Total capital to risk
  weighted assets                     32,579  18.60        14,013   8.00       17,516  10.00
Leverage to average assets            31,348  11.48        10,927   4.00       13,659   5.00


     The following table sets out the Bank's various regulatory capital categories at December 31, 1998:


                                                            Minimum                 Well
                                                            Capital                Capital
                                         Actual           Requirements          Requirements
                                     Amount    Ratio      Amount   Ratio        Amount   Ratio
                                                    (In Thousands except percentage)

Tier l capital to risk
  weighted assets                    $36,119     33.57%    $4,304    4.00%    $ 6,455   6.00%
Total capital to risk
  weighted assets                     36,859     34.26      8,607    8.00      10,759  10.00
Leverage to average assets            36,119     16.13      8,958    4.00      11,198   5.00


14.  DIFFERENCES BETWEEN FEDERAL DEPOSITORY INSURANCE
CORPORATION CALL REPORT AND CONSOLIDATED FINANCIAL STATEMENTS:

     An adjustment has been made to the accounts which is reflected in the consolidated financial statements but is not reflected in the Bank's December Federal Depository Insurance Corporation Call Reports. The adjustment and its effect on retained earnings are as follows:

December 31:                             1999          1998
----------------------------------------------------------------
                                           (In Thousands)

Retained earnings per the Bank's
  December Federal Depository Insurance
  Corporation Call Report                 ($1,068)   ($3,160)
PSB Bancorp, Inc. net income for the
  year ended December 31, 1999
  not reflected on Call Report            (    68)   (    61)
----------------------------------------------------------------

RETAINED EARNINGS PER ACCOMPANYING
 FINANCIAL STATEMENTS                     ($1,136)   ($3,221)
================================================================

15.  LEASE COMMITMENTS:

     On October 12, 1995, the Bank signed a lease agreement for office and branch space in center city Philadelphia. The lease commenced on July 1, 1996 and extends for 11 years. On September 7, 1999, the Bank signed a lease agreement for office space at 1632 Walnut Street, Philadelphia. The lease commenced on January 1, 2000 and extends for 10 years. Lease expense for this lease for the years ended December 31, 1999 and 1998 was $424,003 and $432,418, respectively.

     The Bank was obligated under various other leases. Lease expense for these leases for the year ended December 31, 1999 and 1998 was $44,750 and $34,567, respectively.

     Minimum annual rentals are as follows:

             1999         $   519,594
             2000             453,796
             2001             460,686
             2002             471,465
             2003             495,228
             Thereafter    $1,411,578

16.  RETIREMENT PLANS:

     The Bank sponsors the following retirement plans:

     A.  Defined Benefit Pension Plan:

     Covers employees who were at least 21 years of age, with 12 months of service with the Bank and have accumulated 1,000 hours of service during the Plan year. The Plan calls for benefits to be paid to eligible employees at retirement based upon years of service with the Bank and compensation rates near retirement. Contributions to the Plan reflect benefits attributed to employees' service. Plan assets consist of common stock, investment grade corporate bonds and U.S. Government obligations. The Retirement Plan was "frozen" as of September 30, 1994 and benefits no longer accrue thereunder. No new employees will be eligible for participation.

     The following table sets forth the plans' required disclosures with SFAS No. 132, "Employers' Disclosures About
Pensions and Other Postretirement Benefits."

                                         1999        1998
----------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at prior
    year-end                            $670,690   $643,774
  Service cost
  Interest cost                           46,051     48,252
  Actuarial (gain) loss                   12,464     21,256
  Benefits paid                        (  23,857) (  42,592)
----------------------------------------------------------------
  Benefit obligation at
    current year-end                    $705,348   $670,690
================================================================

Change in plan assets:
  Fair value of plan
    assets at prior year-end            $774,314   $739,135
  Actual return on plan assets           155,535     77,771
  Employer contributions
  Benefits paid                        (  23,857) (  42,592)
----------------------------------------------------------------

  Fair value of plan assets at
    current year-end                    $905,992   $774,314
================================================================

  Funded status                         $200,644   $103,624
  Unrecognized actuarial gain          ( 375,029) ( 296,083)
  Unrecognized prior service cost
  Unrecognized transition
    obligation (asset)                    92,599     98,773
----------------------------------------------------------------

  Accrued benefit cost                 ($ 81,786) ($ 93,685)
================================================================

  Amount recognized in the
    statement of financial position
    - accrued benefit cost             ($ 81,786) ($ 93,685)
================================================================

     Net pension cost included the following components:

December 31:                                1999       1998
----------------------------------------------------------------

Service cost                               $   -      $   -
Interest cost                              46,051     48,252
Expected return on plan assets          (  52,493) (  50,248)
Amortization of transition amount           6,174      6,174
Amortization of prior service cost                 (  46,800)
Amortization of gain                    (  11,631) (   9,535)
----------------------------------------------------------------

NET PERIODIC PENSION COST (CREDIT)      ( $11,899) ( $52,157)
================================================================

     The significant actuarial assumptions used in calculating the above information is as follows:

December  31:                               1999        1998
----------------------------------------------------------------

Weighted average discount rate                7%          7%
Weighted average rate of compensation       N/A         N/A
Weighted average expected long-term
  rate of return on Plan Assets               7%          7%

     Pension contributions were $-0- and $-0- for the years ended December 31, 1999 and 1998, respectively.

     The following three employee benefit plans cover all eligible employees, those with two years of service, (a year of service defined as having at least 1,000 hours of service) and being at least 21 years of age on the first day of the plan year.

     B.  Cash or Deferred Profit-Sharing Plan:

     Contributions to this Plan are determined by the participant's written election to reduce their compensation by no more than 15% of eligible compensation and also not to exceed code section 401(k) and other limitations as set by the plan documents.

     The Bank may also make discretionary contributions made out of net income.

     Bank contributions to the Plan for the years ended
December 31, 1999 and 1998 amounted to $-0- and $-0-, respectively.

     C.  Profit-Sharing Plan:

     Contributions to the Plan are determined annually by the Board of Trustees based upon net income. Allocation of the contributions to participants is based upon annual compensation.

     Contributions to the Plan for the years ended December 31, 1999 and 1998 were $-0- and $-0-, respectively.

     D.  Employee Stock Ownership Plan ("ESOP"):

     Effective October 23, 1995, the Bank has established an ESOP for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of ERISA and the Code. Employees with a 12-month period of employment with the Bank during which they worked at least 1,000 hours and who have attained age 21 are eligible to participate. The ESOP borrowed funds from an unrelated third party lender and used the funds to purchase 42,780 shares of Common Stock. Due to the Conversion and Reorganization, the Savings Bank Common Stock held by the ESOP was converted into 110,046 shares of PSB Bancorp, Inc. Stock. The ESOP borrowed $1,288,540 from the Holding Company to purchase an additional 128,854 shares of PSB Bancorp, Inc.

     The Common Stock purchased by the ESOP serves as collateral for the ESOP loans. The loan will be repaid principally from the Bank's contributions to the ESOP over a period of up to seven years. Shares purchased by the ESOP will be held in a suspense account for allocation among participants as the loans are repaid. Shares released from the suspense account in an amount proportional to the repayment of the ESOP loans will be allocated among participants on the basis of compensation in the year of allocation, up to an annual adjusted maximum level of compensation (currently $150,000).

     Benefits under the ESOP generally become 100% vested after the third year of service or upon normal retirement (as defined in the ESOP), disability or death of the participant. If a participant terminates employment for any other reason prior to fully vesting, his nonvested account balance will be forfeited. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement disability or separation from service. The Bank's contributions to the ESOP will not be fixed, so benefits payable under the ESOP cannot be estimated. The Bank's contributions to the ESOP recorded as compensation expense for the years ended
December 31, 1999 and 1998 were $147,038 and $147,290,
respectively.

     Information with respect to the ESOP is as follows:

December 31:                          1999          1998

Allocated shares                      238,900      238,900

Committed shares                       61,558       57,782

Uncommitted shares                    177,342      181,118

Fair value of uncommitted
  ESOP shares                       1,163,939    1,381,025

Interest expense incurred          $    5,187   $   25,142

Dividends received                        N/A          N/A

     E.  Management Recognition Plan:

     The Bank's Board of Trustees has also adopted a Management Recognition Plan (the "MRP") effective October 20, 1995, as a method of providing certain senior executive officers of the Bank with a propriety interest in the Bank, to such officers for their service and to encourage such persons to remain in the service of the Bank. Benefits may be granted at the sole discretion of the Compensation Committee of the Bank's Board of Trustees. The MRP is managed by trustees who are directors of the Bank and who have responsibility to invest all funds contributed by the Bank to the trust created for the MRP. The Bank contributed $254,005 to the MRP trust in 1996 which enabled the MRP to purchase 21,390 shares of Common Stock. Due to the Conversion and Reorganization, the Savings Bank Common Stock held by the MRP was converted into 55,023 shares of PSB Bancorp, Inc. Stock. Unless the Compensation Committee of the Board specifies otherwise, shares granted to MRP participants will be in the form of restricted stocks which vest over a five-year period at the rate of 20% of such shares per year. Compensation expense in the amount of the fair market value of the common stock at the date of the grant to the employee will be recognized pro rata over the five years during which the shares are vested. As of December 31, 1999, 55,023 shares have been allocated to individual employees. For the years ended
December 31, 1999 and 1998, the Bank recorded compensation expense of $57,602 and $50,799, respectively for the Management Recognition Plan.

     F.  Stock Option Plan:

     The Bank's Board of Trustees adopted the Pennsylvania Savings Bank Stock Option Plan (the "Option Plan") approved by a majority of stockholders on April 30, 1996. The Option Plan provides for the grant of (I) options to purchase Common Stock intended to qualify as incentive stock options ("Incentive Stock Option") under Section 422 of the Code, and (ii) options that do not so qualify ("Nonqualified Stock Options"). Pursuant to the Option Plan, up to 53,475 shares of Common Stock (subject to adjustment) will be reserved for issuance by the Bank upon exercise of stock options to be granted to certain officers and employees of the Bank from time to time under the Option Plan. The purpose of the Option Plan is to give certain officers and employees an opportunity to acquire Common Stock and thereby help the Bank attract, retain and motivate key employees and officers.

     At April 30, 1996, 29,409 shares of Common Stock were granted at the market price of $11.87 and on December 31, 1996, 6,450 were granted at the market price of $13.25. On
October 31, 1999, 30, 000 shares of common stock were granted at the market price of $5.375. No options were granted in 1998. The shares granted on April 30, 1996 and December 31, 1996 were converted to 75,651 and 16,592 shares of PSB Bancorp, Inc. stock, respectively, due to the Conversion and Reorganization.

     If the bank had than elected to adopt the accounting provision of SFAS 123 then compensation cost would have reduced net income and earnings per share by $241,232 and $.21 in 1996 and $151,200 and $.03 in 1999.

     The weighted average fair value at date of grants for options granted in 1996 were $6.59 for options granted at
April 30 and $7.35 for options granted at December 31, 1996 and
$2.52 for option granted on   October 31, 1999.  The fair value
of options at date of grant was estimated using the Black-Scholes Option Pricing Model with the following assumptions: expected life 10 years, interest rate 8.00%, volatility 17.00% and dividend yield of 0.00%. All options expire in 2006. All of the options remained outstanding at December 31, 1999 and 1998.

17.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit generally consisting of residential purchase money mortgage commitments, or the unfunded portion of construction loans in process and standby letter of credit.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised of the undisbursed portion of construction loans and residential loan origination's. The Bank's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Generally, collateral, usually in the form of real estate, is required to support financial instruments with credit risk.

18.  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

     The Bank grants mortgage, consumer and construction loans primarily to customers in Southeastern Pennsylvania and Southern New Jersey. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the local economy. The Bank's net investment in loans is subject to a significant concentration of credit risk given that the investment is primarily within a specific geographic area.

     As of December 31, 1999 and 1998, the Bank had a net investment of $167.8 million and $121.2 million, respectively, in loans receivable. These loans possess an inherent credit risk given the uncertainty regarding the borrower's compliance with the terms of the loan agreement. To reduce credit risk, the loans are secured by varying forms of collateral, including first mortgages on real estate, liens on personal property, savings accounts, etc. It is generally Bank policy to file liens on titled property taken as collateral on loans. In the event of default, the Bank's policy is to foreclose or repossess collateral on which it has filed liens.

     In the event that any borrower completely failed to comply with the terms of the loan agreement and the related collateral proved worthless, the Bank would incur a loss equal to the loan balance.

19.  COMMITMENTS:

     In the normal course of business the Bank makes various commitments and is exposed to certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments and contingent liabilities include open-end credit available. At December 31, 1999 and 1998, the Bank's customers had unused lines of credit available of $19.7 million and $9.4 million, respectively.

     Outstanding commitments to originate loans are as follows:

December 31:                              1999         1998
----------------------------------------------------------------
                                            (In Thousands)

First mortgage loans:
  Fixed rates                             $  110     $  290
  Variable rates                           5,250      1,940
----------------------------------------------------------------
                                          $5,360     $2,230
================================================================

     Commitments under standby letters of credit totaled approximately $4,000 and $361,000 at December 31, 1999 and 1998, respectively.

     Other:

     There has been no change in the action brought against the Bank on January 9, 1997. This action was filed in the Court of Common Pleas of Montgomery County, Pennsylvania, against eleven defendants including the Bank. The action is related to a former loan customer whose loan was paid off from the proceeds of a subsequent lender after which the customer filed for bankruptcy. The complaint, filed by a subsequent lender, contains 20 separate counts against the numerous defendants. The Bank filed objections to the complaint and does not intend to answer the complaint until the objections are resolved. The action is in the preliminary discovery stage (interrogatories and requests for production of documents) and depositions have not been scheduled. Management feels that the complaint contains serious legal and procedural shortcomings. At this time, management does not believe that the outcome of the case will have a material impact on the Bank's financial position or results of operation.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107,
"Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position.

     A financial instrument is defined as cash, evidence of an ownership interest in equity, or a contract that both imposed on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity, conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or the exchange of other financial instruments on potentially favorable terms with the first entity.

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Quoted market prices should be used when available, if not available management's best estimate of fair value may be based on quoted market price of financial instruments with similar characteristics or on valuation techniques, such as using the present value of estimated future cash flows using a discount rate commensurate with the corresponding risk associated with those cash flows. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows and future economic conditions. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. In addition, these estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of the Bank taken as a whole. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     The following tables represents the carrying value and fair market value of financial instruments as of December 31, 1999:

                                     Carrying             Fair
                                      Amount              Value
----------------------------------------------------------------
                                             (In Thousands)
Assets:
  Cash and cash equivalents             $ 17,275         $17,275
  Investments securities
    available-for-sale                    21,890          19,734
  Mortgage-backed securities
    available-for-sale                    48,693          45,951
  Investment securities held-
    to-maturity                            4,000           3,779
  Mortgage-backed securities
    held-to-maturity                       1,006           1,031
  Loans receivable - net                 167,787         167,787
  Loans held for sale                      8,221           8,221
  Federal Home Loan Bank stock             2,056           2,056
Liabilities:
  NOW, MMDA and Passbook accounts         54,371          54,371
  Certificate of Deposits                128,535         128,535

     The following tables represents the carrying value and fair market value of financial instruments as of December 31, 1998:

                                      Carrying             Fair
                                      Amount              Value
----------------------------------------------------------------
                                             (In Thousands)
Assets:
  Cash and cash equivalents             $ 47,527         $47,527
  Investments securities
    available-for-sale                    18,038          18,038
  Mortgage-backed securities
    available-for-sale                    22,074          22,074
  Investment securities held-
    to-maturity                            3,996           4,006
  Mortgage-backed securities
    held-to-maturity                       1,327           1,405
  Loans receivable - net                 121,240         122,632
  Loans held for sale                      6,938           6,938
  Federal Home Loan Bank stock               572             572
Liabilities:
  NOW, MMDA and Passbook accounts         63,347          63,347
  Certificate of Deposits                122,308         122,631

     Cash and Cash Equivalents:

     The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate the fair value for those assets.

     Investments Securities:

     The fair value for investments are based on quoted market prices.

     Mortgage-backed Securities:

     The fair value of mortgage-backed securities issued by quasi-governmental agencies is based on quoted market prices.

     Loans Receivable:

     The Bank estimates that the fair value of its real estate, consumer and commercial loans approximates the carrying amount. The carrying amount is adjusted for the estimated future possible loan losses through a valuation allowance. The Bank's real estate loan portfolio was $109.1 million and $100.1 million at December 31, 1999 and 1998, respectively with rates ranging from 6.00% to 10.00% and maturities through 30 years. The Bank's consumer loan portfolio was $2.5 million and $1.2 million at December 31, 1999 and 1998, respectively with rates ranging from 5.00% to 22.53% with maturities through 18 years. The Bank's commercial loan portfolio was $10.7 million and $13.2 million at December 31, 1999 and 1998, respectively with rates ranging from 8.25% to 10.25% with maturities through one year and monthly repayment terms. The Bank's student loan portfolio was $40.5 million and $-0- at December 31, 1999 and 1998, respectively with rates of 9.50% which are held for sale and contractually sold to an investor at par within 45 to 60 days of origination. The Bank's SBA loan portfolio was $6.7 million and $8.3 million at December 31, 1999 and 1998, respectively, with rates ranging from 6.00% to 8.75% and maturities through 22 years.

     Deposits:

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings accounts and money market accounts, is equal to the amount payable on demand as of December 31, 1999 and 1998. The Bank has not determined the fair values of its time deposits (e.g. certificates of deposit) due to it not being practical to make such estimates based on varying interest rates and maturities involved and the excessive cost that would be incurred. Time deposits were $128.5 million and $122.3 million at December 31, 1999 and 1998, respectively with rates ranging from 4.00% to 7.00%.

     Commitments to Extend Credit and Letters to Credit:

     The majority of the Bank's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The Bank is unable to estimate the fair value of the recorded deferred fee amounts.

21.  OTHER INVESTMENTS:

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

    On March 31, 1999, the Holding Company purchased a convertible debenture in the amount of $2.5 million with a rate of 5.45% from ZipFinancial.Com.Inc. (d/b/a BankZip.com). The Company, which spun off in December 1999 from Patriot Bank of Pottstown, is building a national network of community banks through which Bank Zip would offer an end-to-end internet services, such as opening an account, account balances and transferring funds. In addition to software, Bank Zip is proposing to give participating community institutions access to customer service through a call center it would operate and marketing that would be conducted on a national scale. Alliance Partners (community banks), also offer a national portfolio of BankZip.com co-branded financial service products, including brokerage and insurance. Once an Alliance Partner is signed up, the service can be deployed in as few as thirty days.
Currently, BankZip.com is enabling Alliance Partners in the Northeast to support their launch in the Philadelphia market in May 2000. Fully developed, BankZip.com will support over 300 banks with as many as 4,000 branches and 5,000 ATMs across the nation within five years.

     The Bank invested $795,000 in the common stock of JADE
Financial, the Holding Company for IGA Federal Savings.

22.  EARNINGS PER SHARE:

December 31, 1999:
----------------------------------------------------------------
                                                            Per
                                  Income        Shares     Share
                                 Numerator   Denominator
Amount
----------------------------------------------------------------
                             (In Thousands except per share
data)

Basic EPS:
  Income available to common
    stockholders                   $2,084       4,365       $.48

Effect of Dilutive Securities:
  Stock options                                   802
----------------------------------------------------------------

Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                    $2,084       5,167       $.40
================================================================


December 31, 1998:
----------------------------------------------------------------
                                                            Per
                                  Income        Shares     Share
                                 Numerator   Denominator  Amount
----------------------------------------------------------------
                            (In Thousands except per share data)

Basic EPS:
  Income available to common
    stockholders                  $1,664        4,394       $.38

Effect of Dilutive Securities:
  Stock options                                   728
----------------------------------------------------------------

Diluted EPS:
  Income available to common
    stockholders and assumed
    conversions                   $1,664        5,122       $.32
================================================================

23.  OTHER COMPREHENSIVE INCOME:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for the disclosure of comprehensive income in financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For financial statement presented for the Bank, nonowner equity changes are only comprised of unrealized gains or losses on available for sale debt securities that will be accumulated with net income in operations and is effective for years beginning after December 15, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this standard did not have an impact on the Savings Bank's results of operations. Changes in the balance of Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders' Equity and Consolidated Statement of Comprehensive Income are the direct result of changes in the unrealized gains (losses) on available for sale debt securities.

24.  NEW PRONOUNCEMENTS:

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" an amendment of FASB Statement No. 133. The statement becomes effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.

     The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure.

     The Bank does not currently have any derivative instruments or participate in any hedging activity.

     The FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134") during October 1999, which becomes effective for all periods beginning after December 15, 1999. SFAS No. 134 conforms the accounting by mortgage banking enterprises for mortgage-backed securities
subsequent to securitization of other 	types of assets by non-
mortgage banking enterprises. This statement should not have an material impact on the Savings Bank's results of operations.





65
03/30/00/SL1 54742v1/00000.000




117
03/30/00/SL1 54742v1/00000.000