Form 10KSB/A
period 1999-12-31
PSB BANCORP INC
filed 2000-04-19
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-KSB/A
(Mark one)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934, for the fiscal year ended December 31,
1999, or

( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number:

                        PSB BANCORP, INC.
           (Name of small business issuer in its charter)

       Pennsylvania                           23-2275242
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

                              FORM 10-KSB/A

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

             21           Schedule of Subsidiaries (incorporated
                          herein by reference to Form 10-KSB of
                          PSB Bancorp, Inc. filed on March 30,
                          2000).

             23.1         Consent of Stockton Bates & Company,
                          P.C. (filed herewith).

             27           Financial Data Schedule (filed
                          herewith).

             99           Financial Statements (filed herewith)

____________

* Denotes a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          None.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 18, 2000                PSB BANCORP, INC.


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

             21           Schedule of Subsidiaries (incorporated
herein by reference to Form 10-KSB of
PSB Bancorp, Inc. filed on March 30,
2000).

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
=========================================================================================================

                                     See Accompanying Notes



PSB Bancorp, Inc. And Subsidiary

                Consolidated Statement Of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents


Year Ended December 31:                                    1999          1998            1997
-------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  2,084       $  1,664       $  1,112
-------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on
        mortgage-backed securities                              51       (      7)             2
      Depreciation and amortization                            277            348            388
      Write-down and expenses of real estate owned             234             95              8
      Gain (loss) on sale of real estate                        20       (     37)       (    31)
      Gain on sale of property and equipment                                    9
      Gain (loss) on sale of loans                             372       (    863)       (   556)
      Provision for losses on loans                            200            283             60
      Deferred taxes                                      (    564)            37             37
      Compensation expense-Employee Stock Ownership Plan        84            61
      Change in assets and liabilities:
        (Increase) decrease in loans held-for-sale        (  1,283)           500        ( 1,421)
        Increase in accrued interest receivable           (    744)      (     11)       (    68)
        Increase in prepaid expenses                      (    220)      (     25)       (   366)
        Increase in prepaid corporate taxes               (    336)      (      3)       (    54)
        Increase (decrease) in corporate taxes payable    (    420)           157            166
        Increase (decrease) in accrued pension cost                      (      7)       (     3)
        Increase in accrued interest payable                    14             20             70
        Increase (decrease) in accrued expenses           (    660)      (     72)           271
-------------------------------------------------------------------------------------------------
     Total adjustments	                                    ( 2,975)           485        ( 1,497)
-------------------------------------------------------------------------------------------------
     Net cash provided by (used in)
       operating activities                               (   891)         2,149         (   385)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities, available-for-sale  (  9,716)     (  11,544)        ( 9,042)
  Purchase of mortgage-backed securities,
    available-for-sale                                   ( 29,691)     (  20,308)
  Mortgage-backed security maturities and
    principal repayments                                    3,677          1,980             991
  Maturities of investment securities,
    available-for-sale                                      1,000          8,720           1,000
  Maturities of investment securities,
    held-to-maturity                                                      16,500          16,156
  Net change in Federal Home Loan Bank stock             (    878)     (      12)       (     26)
  Increase in total loans receivable, net                ( 46,747)     (  11,804)       ( 11,523)
  Proceeds from sale of real estate owned net of
    improvements                                              674          1,404           1,130
  Property acquired through loan foreclosure action      (    698)
  (Increase) decrease in capitalized conversion costs                        155        (    155)
  Proceeds from sale of property and equipment                               220
  Capital expenditures                                   (    350)     (     219)       (    280)
-------------------------------------------------------------------------------------------------

     Net cash used in investing activities               ( 82,729)     (  26,908        ( 13,454)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                                 6,402         16,603           5,778
  Change in securities purchased under agreements
    to resell                                              13,145      (     347)          1,305
  Net proceeds from stock offering                                        14,101
  Payment of ESOP loan                                   (   234)
  Proceeds received from merger with PSB Mutual
    Holding Company                                                          247
  Proceeds from borrowed funds                            34,000
  Change in advances for borrowers' taxes and
    insurance                                                 55              97              69
-------------------------------------------------------------------------------------------------
     Net cash provided by financing activities            53,368          30,701           7,115
-------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (30,252)          5,942         ( 6,724)
-------------------------------------------------------------------------------------------------
     Cash and cash equivalents, beginning of year         47,527          41,585          48,309
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $17,275         $47,527         $41,585
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