Form 10QSB
period 2000-03-31
PSB BANCORP INC
filed 2000-05-15
CIK 1047537

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

( )  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from                                               .

                            No. 000-24601
                       (Commission File Number)

                           PSB BANCORP, INC.
       (Exact Name of Registrant as Specified in its Charter)

      Pennsylvania                   23-2930740
(State of Incorporation)      (IRS Employer ID Number)

                    11 Penn Center Suite 2601
           1835 Market Street, Philadelphia, PA    19103
              (Address of Principal Executive Office

                            (215) 979-7900
                   (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange
Act: none

Securities registered pursuant to Section 12(g) of the Exchange
Act: Common Stock, no par value per share.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares outstanding as of March 31, 2000

     COMMON STOCK (No Par Value)           4,542,362
         (Title of Class)           (Outstanding Shares)



                        PSB Bancorp, Inc.
                          FORM 10-QSB

               For the Quarter Ended March 31, 2000

                            Contents

                                                      Page No.

PART I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements

          Consolidated Statement of Financial
          Condition as of March 31, 2000 (Unaudited)
          and December 31, 1999                           3

          Consolidated Statement of Income (Unaudited)
          for the Three Month Periods Ended
          March 31, 2000 and  1999.                       5

          Consolidated Statement of Comprehensive
          Income (Unaudited) for the Three Month
          Periods Ended March 31, 2000 and 1999.          6

          Consolidated Statement of Shareholders'
          Equity (Unaudited) for the Three Month
          Periods Ended March 31, 2000 and 1999.          7

          Consolidated Statement of Cash Flows
          (Unaudited) for the Three Month Periods
          Ended March 31, 2000 and 1999.                  8

          Note to Consolidated Financial Statements      10

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations  13

PART II.  OTHER INFORMATION

Item 2    Legal Proceedings                              24
Item 3    Changes in Securities                          24
Item 4    Defaults upon Senior Securities                24
Item 5    Submission of Matters to a Vote of
          Security Holders                               24
Item 6    Exhibits and Reports on Form 8-K               24



Part I  FINANCIAL INFORMATION

Item I  Financial Statements

                        PSB BANCORP, INC
                         BALANCE SHEETS
                (In thousands, except per share data)

                                            March 31,   December 31,
                                              2000         1999
                                          (unaudited)    (audited)
ASSETS
  Cash and due from banks                  $   4,241     $   7,921
  Interest bearing deposits with banks         7,787         9,354
  Investment securities -
    available-for-sale, at fair value         27,503        26,435
  Mortgage-backed securities
    available-for-sale, at fair value         44,860        45,951
  Mortgage-backed securities
     held-to-maturity (fair value of
     $1,007 and $1,032)                          997         1,006
  Investment securities held-to-maturity
    (fair value of $3,799 and $3,779)          4,000         4,000
  Loans, less allowance for loan losses
    of $1,349 and $1,231, respectively       155,989       167,787
  Loans held for sale                          7,797         8,221
  Property acquired through loan
    foreclosure actions, net                   1,237         1,047
  Premises and equipment, net                  1,901         1,692
  Accrued interest receivable                  2,330         2,446
  Prepaid corporate taxes                        735           784
  Deferred tax asset                           1,170         1,459
  Other assets                                 1,575         1,505

    TOTAL ASSETS                           $ 262,122     $ 279,608

LIABILITIES
  Deposits
    Non-interest bearing                    $ 17,015     $  14,720
    Interest bearing                         171,117       178,490
                                             188,132       193,210

  Borrowed Funds                              20,000        34,000
  Securities purchased under agreements
    to resell                                 16,084        15,640
  Income taxes payable                           270            45
  Accrued interest payable                       433           515
  Other liabilities                              443           151

    Total liabilities                        225,362       243,561

SHAREHOLDERS' EQUITY
  Common stock-authorized, 15,000,000
    shares no par value issued and
    outstanding, 4,538,483                         0             0
  Additional paid-in capital                  40,859        40,873
  Employee stock ownership plan               (1,319)       (1,359)
  Accumulated deficit                           (325)       (1,136)
  Unrealized loss, investments available
    for sale                                  (2,455)       (2,331)

    Total shareholders' equity                36,760        36,047

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                               $ 262,122     $ 279,608

___________________________________________________________________

The accompanying notes are an integral part of these financial statements.



                           PSB BANCORP, INC
                        STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)


                                                Three months ended
                                               March 31,    March 31,
                                                2000         1999
                                              (unaudited)  (unaudited)
INTEREST INCOME
   Loans, including fees                         $ 4,134    $ 2,897
   Investment securities                           1,259        698
   Deposits with banks                                27        478

    Total interest income                          5,420      4,073

INTEREST EXPENSE
  Interest on deposits                             2,011      2,071
  Interest on borrowings                             570          0
  Interest - other                                     0          5

    Total interest expense                         2,581      2,076

     Net interest income                           2,839      1,997

PROVISION FOR LOAN LOSSES                            100          0

     Net interest income after provision
       for loan losses                             2,739      1,997

NON-INTEREST INCOME                                  157        270

NON-INTEREST EXPENSES
  Salaries and employee benefits                   1,076        848
  Occupancy and equipment                            271        321
  Other operating                                    560        555

    Total non-interest expenses                    1,907      1,724

    Income before income taxes                       989        543

INCOME TAXES                                         235         73

NET INCOME                                      $    754   $    470

  Net income per common share
    Basic                                       $    .17   $    .10
    Diluted                                          .15        .09

_____________________________________________________________

The accompanying notes are an integral part of these financial statements.

                  PSB BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (IN THOUSANDS)

                                         Three Months Ended
                                              March 31,
                                         2000          1999
                                              (unaudited)

Net Income                               $754          $470

Other comprehensive income,
  net of tax:

  Unrealized gain (loss),
    investments available for
    sale                                 (124)         (248)

Other comprehensive income               (124)         (248)

Comprehensive Income                     $630          $222
                                         ====          ====



                 PSB BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (UNAUDITED)
                           (IN THOUSANDS)


                                                       Employee               Accumulated
                                        Additional     Stock                    Other
                               Common    Paid-in     Ownership   Retained   Comprehensive            Comprehensive
                               Stock     Capital      Plan       Earnings       Income     Total         Income

BALANCE, DECEMBER 31, 1998     $ 419     $40,371      $(1,433)   $(3,220)      $     3     $36,140

Net Income for the nine
  months ended March 31, 1999                                        470                       470         470

Employee Stock Ownership Plan:
  Shares released                            (23)          63                                  40

Exchange from common stock
  from merger of Pennsylvania
  Savings Bank and First Bank
  of Philadelphia               (419)

Other comprehensive income,
  net of tax:
    Change in unrealized loss
      on investment and
      mortgage-backed
      securities
      available-for-sale,
      net of taxes              ____     _______      _______    _______          (248)       (248)        (248)

BALANCE, March 31, 1999
  (UNAUDITED)                   $        $40,348      $(1,370)   $(2,750)      $  (245)    $36,402       $  222
                                ====     =======      ========   +======       =======     =======       ======

BALANCE, DECEMBER 31, 1999      $  0     $40,873      $(1,359)    (1,136)      $(2,331)    $36,047         (250)

Net Income for the nine
  months ended March 31, 2000                                        754           754        754

Adjustment in accrued pension                                         57            57

Employee Stock Ownership Plan:
  Shares released                                         (14)        40            26

Other comprehensive income,
  net of tax:
    Change in unrealized loss
      on investment and
      mortgage-backed
      securities
      available-for-sale,
      net of taxes              ____    ______        _______    _______          (124)      (124)        (124)

BALANCE, March 31, 2000
  (UNAUDITED)                   $  0    $40,859       $(1,319)   $  (325)      $(2,455)    $36,760       $ 630
                                ====    =======       =======    =======       =======     =+=====       =====




                 PSB BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS)
         Increase (Decrease) in Cash and Cash Equivalents


                                                                         Three Months Ended
                                                                              March 31,
                                                                          2000        1999
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $    754    $    470
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on
        mortgage-backed securities                                           10           2
      Depreciation and amortization                                          76          86
      Write-down and expenses of real estate owned                           53          27
      Gain (loss) on sale of real estate owned                                0          20
      Gain (loss) on sale of loans                                           19        (140)
      Provision for losses on loans                                         100           0
      Deferred taxes                                                        289         (60)
      Compensation expense-Employee Stock Ownership Plan                     40          25
      Change in assets and liabilities:
        Decrease in loans held for sale                                     424       1,745
       (Increase) decrease in accrued interest receivable                   116        (190)
       Increase in prepaid expenses and other assets                        (71)       (534)
       (Increase) decrease in prepaid corporate taxes                        50         (66)
       Increase in corporate taxes payable                                  225         133
       Increase (decrease) in accrued interest payable                      (82)         16
       Increase in accrued expenses                                         291         351

      Total Adjustments                                                   1,540       1,415

      Net cash used for operating activities                              2,294       1,885

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities, available for sale                  0      (4,995)
  Purchase of investment securities, held-to-maturity                         0           0
  Purchase of investment securities, available-for-sale                    (500)     (1,250)
  Maturities of investment securities, available-for-sale                     0       1,000
  Maturities of investment securities, held-to-maturity                       0           0
  Mortgage-backed security maturities and
    principal repayments                                                    878         592
  Acquisition costs of and proceeds from the sale of
    Federal Home Loan Bank stock                                           (150)          0
  Proceeds from sale of real estate owned net of
    improvements                                                             71         255
  Property acquired through loan foreclosure action                        (314)          0
  Capital expenditures                                                     (285)       (106)
  Increase in total loans receivable, net                                11,798      (8,693)

  Net cash used in investing activities                                  11,498     (13,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits, net                                              (5,077)      5,054
  Change in advances for borrowers' taxes and                                 0           0
    insurance                                                              (406)       (438)
  Proceeds from borrowed funds                                          (14,000)          0
  Change in securities purchased under agreements to resell                 444          25

  Net cash (used) provided by financing activities                      (19,039)      4,641

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (5,247)     (6,671)

  Cash and Cash equivalents, beginning of period                         17,275      47,528

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 12,028      40,857
                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest on deposits and borrowings                                $  2,581    $  2,086
                                                                       ========    ========
    Income taxes                                                       $    235    $     73
                                                                       ========    ========

  Noncash activities

    Loans transferred to real estate owned                             $    304    $    159
                                                                       ========    ========

         Unrealized gain (loss) on investment and  mortgage-backed
      securities available-for-sale, net of taxes                      $ (2,455)   $      -
                                                                       ========    ========



                        PSB BANCORP, INC.
                   NOTE TO FINANCIAL STATEMENTS
                          MARCH 31, 2000
                           (UNAUDITED)

Basis of Presentation:

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. ( the "Company") and its wholly-owned subsidiary, First Penn Bank. Significant inter-company accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Bank's Annual Report on form 10K for the year ended December 31, 1999.

Merger:

     On October 12, 1999, the Company completed its acquisition of First Bank of Philadelphia ("First Bank"). In connection with the acquisition, each outstanding share of First Bank was exchanged for .857 shares of PSB Bancorp, Inc (PSBI) common stock. In addition, options to acquire 1,612,500 shares of First Bank have been converted into options to acquire 1,381,912 shares of the Company's common stock.

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

     The Bank does not have any items other than net income that would be required to be recognized as comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

     Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Stock options are considered common stock equivalents and are included in the computation of dilutive EPS using the treasury stock method, unless anti-dilutive.



     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three months ended March 31, 2000:

                             Income         Shares      Per-Share
                          (Numerator)   (Denominator)     Amount

Basic EPS:
Income available to
  common shareholders       $754,000      4,370,642        $.17

Effect of Dilutive
  Securities:
Options                                     553,288

Diluted EPS:
Income available to
  common shareholders       $754,000      4,923,930        $.15

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three months ended March 31, 1999:

                             Income         Shares      Per-Share
                          (Numerator)   (Denominator)     Amount

Basic EPS:
Income available to
  common shareholders       $470,000      4,538,176        $.10

Effect of Dilutive
  Securities:
Options                                     714,299

Diluted EPS:
Income available to
  common shareholders       $470,000      5,252,475        $.09



Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

Net Income

     The Bank's net income totaled $754,000 and $470,000 for the three months ended March 31, 2000 and 1999, respectively. The increase was due largely to the increase in interest earning assets. The Company's earnings per share and diluted earnings per share for the three months ended March 31, 2000 was $0.17 and $.0.15 respectively, compared to $0.10 and $0.09 per share for the three months ended March 31, 1999, respectively. The increase in earnings per share reflects the increased earnings of the Company and improving net interest margin.

Net Interest Income and Average Balances

     Net interest income is a key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income for the first quarter of 2000 was $2.8 million, or 30% greater than $2.0 million for the first quarter of 1999. The increase generally reflected management's strategy of pursuing diversification of the Bank's loan composition while maintaining adequate margins over minimum required capital levels, an improving yield on the Bank's loan portfolio and an increase in mortgage-backed and investment securities.

     Average total loans of $174.4 million for the three months ended March 31, 2000, represented 68% of average total interest-earning assets, and provided a yield of 9.53% for the period, compared to average total loans of $130.3 million for the three months ended March 31, 1999, representing 58% of average total interest-earning assets, and providing a yield of 8.89% for the period. Average investments and interest bearing deposits with banks decreased $12.1 million or 13% to $80.7 million for the three months ended March 31, 2000, from $92.8 million for the same period in 1999. These assets provided a yield of 5.73% for the three months ended March 31, 2000, compared to 4.95% for the same period in 1999. Overall, average total interest-earning assets provided a yield of 8.50% for the three months ended
March 31, 2000, compared to 7.30% for the same period in 1999. Average total interest-bearing liabilities increased $22.6 million or 11.3% to $200.9 million at a yield of 5.21% for the three months ended March 31, 2000, from $178.3 million at a yield of 4.74% for the same period in 1999. The Bank's net interest spread increased to 3.29% in 2000 from 2.56% in 1999 and the Bank's net interest margin increased to 4.39% in 2000 from 3.51% in 1999.



               Average Balance Sheets and Rate/Yield Analysis

     Net interest income is effected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following tables present the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the period indicated (in thousands):


                                                     Three Months Ended March 31
                                                 2000                            1999
                                     Average   Interest/   Yield/    Average   Interest/   Yield/
                                     Balance    Expense     Rate     Balance    Expense     Rate
ASSETS
Interest-earning assets:
  Interest-earning deposits         $  4,696     $   48     4.09%   $ 46,194     $  478     4.14%
  Investment securities                8,030        135     6.72%     19,118        273     5.71%
  Mortgage-backed securities          67,954      1,084     6.38%     27,476        425     6.19%
  Net loans                          174,394      4,153     9.53%    130,336      2,897     8.89%
    Total interest-earning assets    255,074     $5,420     8.50%    223,124     $4,073     7.30%
Noninterest-earning assets            11,235                           7,132
  Total assets                      $266,309                        $230,256
                                    ========                        ========

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts             $ 12,323     $   71     2.30%   $  8,357     $   77     3.69%
  Money market accounts               13,768        122     3.54%     13,441        119     3.54%
  Savings deposits                    29,589        210     2.84%     29,216        206     2.82%
  Certificates                       103,706      1,608     6.20%    124,563      1,674     5.38%
    Total deposits                   159,386      2,011     5.05%    175,577      2,076     4.73%
  Borrowed money                      41,558        607     5.84%      2,728         39     5.72%
    Total interest-bearing
      liabilities                    200,944      2,618     5.21%    178,305      2,115     4.74%
Non-interest-bearing liabilities      29,442                          15,763
  Total liabilities                  230,386                         194,068
Retained earnings or shareholders'
  equity                              35,923                          36,188
  Total liabilities and retained
    earnings or shareholders'
    equity                          $266,309                        $230,256
Net interest income                              $2,802                          $1,958
Interest rate spread(3)                                     3.29%                           2.56%
Net yield on interest-earning
  assets(4)                                                 4.39%                           3.51%
Ratio of interest-earning assets
  to interest-bearing liabilities                           1.27x                           1.25x



Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the Board of Directors. See "Asset Quality - Allowance for Loan Losses." The Bank provided a loan loss provision of $100,000 during the three months ended March 31, 2000 compared to $0 for 1999. Additionally, the Bank did not have any charge-offs against the allowance for loan losses during such period. During the three month periods ended March 31, 1999, the Bank had no charge-offs against the allowance for loan losses.

Non-interest Income

     Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Non-interest income decreased by $113,000, or 41.9%, to 157,000 for the three months ended March 31, 2000, from $270,000 for the three months ended March 31, 1999. The principal reasons for the decrease in non-interest income was a $121,000 decrease in gain on sale of loans to $19,000 in 2000 from $140,000 in 1999, due to a decrease in number of loans sold by Transnational Mortgage Corp. in 2000. This decrease was partially offset by a $38,000 increase in loan fees. For the first quarter of 2000, increases in loan fees and rental income were offset by decreases in the gain on sale of loans and other income resulting largely from the decrease in Transnational's business.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Non-interest expense increased by $183,000, or 9.6%, to $1.9 million for the three months ended March 31, 2000, from $1.7 million for the three months ended March 31, 1999. The principal reasons for the increase was a $228,000 increase in compensation and employee benefits due to normal salary increases. Non-interest expense has increased due to cost associated with the Bank's expansion strategy through the merger of Pennsylvania Savings Bank and First Bank of Philadelphia.

Provision for Income Taxes

     Income tax provisions for the three months ended March 31, 2000 and 1999 of $235,000 and $73,000, respectively, generally reflect the Bank's pre-tax income in accordance with the principles of SFAS No. 109, "Accounting for Income Taxes."

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

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return.
Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $50 million credit facility with the Federal Home Loan Bank (FHLB). Advances are secured by all FHLB stock and qualifying mortgage loans. The Bank had $20.0 million outstanding as of March 31, 2000 compared to $34.0 million outstanding as of December 31, 1999.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the three months ended March 31, 2000, net cash provided by operating activities was $2.3 million, compared to net cash provided by operating activities of $1.9 million for the same period of 1999. During the three months ended March 31, 2000, net cash provided by investing activities was $11.5 million, compared to net cash used by investing activities of $13.2 million for the same period of 1999. Financing activities used net cash of $19.0 million during the three months ended March 31, 2000, compared to $4.6 million in net cash provided in financing activities for the same period of 1999. The net result of these items was a $5.2 million decrease in cash and cash equivalents for the three months ended March 31, 2000, compared to a $6.7 million increase in cash and cash equivalents for the same period of 1999.

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

     Another tool used by management to gauge the structure of the balance sheet is a "gap" analysis which categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At March 31, 2000, the Bank had a one-year liability gap of $102.7 million and a gap ratio of 0.45 or 39.2% of total assets as of that date. This compares with a one-year liability gap of $93.4 million and a gap ratio of 0.55 or 33.4% of total assets at December 31, 1999.

     The following table shows the interest rate sensitive data at March 31, 2000 (in thousands):


                         PSB BANCORP, INC
                Interest Rate Sensitivity Analysis
                       As of March 31, 2000

                                                                                        Balance
                              0-3         3-12                             No Stated  at March 31
                             Months       Months       1-5 Yrs   >5 yrs    Maturity        2000
Interest bearing deposits
  with banks                 $  7,787                                                    $  7,787
Investment securities                    $   1,000    $ 13,693    $ 54,894   $  7,773      77,360
Real estate loans               8,773        5,690      18,472      58,987                 91,922
Commercial loans                7,311           33       2,645                              9,989
Consumer loans                                 198         256         932                  1,386
Student loans                  31,906                                                      31,906
Construction loans             15,444        6,014         417                             21,875
SBA loans                                       43       1,323       6,089                  7,455
Other assets                                                                   12,442      12,442
  Total assets               $ 71,221    $  12,978    $ 36,806    $120,902   $ 20,215    $262,122

Non interest bearing
  deposits                                                                   $ 17,016    $ 17,016
NOW accounts                 $ 12,453                                                      12,453
Money market accounts          12,799                                                      12,799
Savings accounts               29,458                                                      29,458
Time deposits                  34,804    $  61,308    $ 17,098    $  3,197                116,407
Borrowed funds                 36,084                                                      36,084
Other liabilities                                                               1,145       1,145
  Total liabilities           125,598       61,308      17,098       3,197     18,161     225,362
Shareholder's equity                                                           36,760      36,760
 Total liabilities and
    shareholder's equity     $125,598    $  61,308    $ 17,098    $  3,197   $ 54,921    $262,122

GAP                          $(54,377)   $ (48,330)   $ 19,708    $117,705   $(34,706)   $      0

Cumulative GAP               $(54,377)   $(102,707)   $(82,999)   $ 34,706   $      0    $      0

Cumulative GAP Ratio             0.57         0.45        0.59        1.17       1.00        1.00



Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At March 31, 2000. The Bank was required to have a minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at March 31, 2000, were 24.4% and 25.5%, respectively, and the Bank's Tier I leverage ratio was 11.99%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

     On March 31, 2000, the Bank was in compliance with regulatory capital requirements as follows:


                                                         March 31, 2000
                                                            Minimum            Well Capitalized
                                       Actual         Capital Requirements   Capital Requirements
                                       Amount    Ratio    Amount    Ratio      Amount    Ratio

Tier I capital to risk weighted
  assets                                $31,918    24.45%    $5,221    4.00%      $7,832    6.00%
Total capital to risk weighted
  assets                                 33,267    25.48%    10,443    8.00%      13,054   10.00%
Leverage to average assets               31,918    11.99%    10,651    4.00%      13,313    5.00%

                                                              December 31, 1999
                                                            Minimum                 Well
                                       Actual         Capital Requirements   Capital Requirements
                                       Amount    Ratio    Amount    Ratio      Amount    Ratio

Tier I capital to risk weighted
  assets                               $31,348   17.90%    $7,006    4.00%    $  10,510    6.00%
Total capital to risk weighted
  assets                                32,579   18.60%    14,013    8.00%       17,516   10.00%
Leverage to average assets              31,348    11.48%   10,927    4.00%      13,659    5.00%




FINANCIAL CONDITION

General

     The Bank's total assets decreased $17.5 million or 6.3% from $279.6 million at December 31, 1999 to $262.1 million at March
31, 2000. The decrease in assets was primarily the result of a decrease in net loans and loans held for sale.

     Total loans decreased to $163.8 million at March 31, 2000 from $176.0 million at December 31, 1999. The decrease of $12.2 million, or 6.9%, was primarily the result of payoffs arising from seasonal fluctuations within the Bank's student loan program. This program was an existing program of First Bank of Philadelphia and now appears in the Company's consolidated results because of the merger. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 45 to 60 days of origination to an investor. Decrease of other loan products such as commercial real estate, construction loans and consumer loans were also a factor as illustrated by the following loan composition table in thousands:


                                          At March 31,                At December 31,
                                             2000                         1999
                                        Amount   Percent          Amount     Percent    Variance     # Change

Real Estate Loans:
  One-to-four family(1)                $63,605    38.39%         $ 63,937     35.99%    ($  332)      -0.52%
  Construction loans                    21,875    13.20%           23,528     13.25%    ( 1,653)      -7.03%
  Five or more family residence          2,300     1.39%            2,712      1.53%       (412)     -15.19%
  Nonresidential                        26,017    15.70%           27,117     15.27%    ( 1,100)     - 4.06%

Commercial loans                         9,989     6.03%           10,682      6.01%       (693)     - 6.49%
SBA loans                                7,455     4.05%            6,682      3.76%        773       10.37%
Student loans held for sale             31,906    19.26%           40,509     22.80%    ( 8,603)     -21.24%
Consumer loans                           2,518     1.52%            2,468      1.39%         50        1.99%
  Total loans                         $165,665    95.50%         $177,635    100.00%   ($11,970)      -6.74%
                                      ========    =====          ========    =======     ======        =====
Less:
  Unearned fees and deposits          $    530                   $    389
  Undisbursed loan proceeds                 --                          7
  Allowance for loan losses              1,349                      1,231
  Net Loans                           $163,786                   $176,008
                                      ========                   ========

(1) Includes loans held for sale



     Total investment securities (including mortgage-backed securities) decreased $32,000 or .01%, to $77.4 million at March
31, 2000, from $77.3 million at December 31, 1999.

      Cash and cash equivalents, including interest-bearing deposits with banks, decreased $5.3 million to $12.0 million at March 31, 2000, from $17.3 million at December 31, 1999. This decrease was the result of the redemption of certificate of deposits and disbursements of loan proceeds.

     Total liabilities increased from $243.6 million at December 31, 1999 to $225.4 million at March 31, 2000. This
$18.2 million, or 7.5% increase, reflected an increase in the Bank's primary source of funds, and securities purchased under agreements to resale.

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

Non-Performing Assets

     The Bank's level of non-performing assets increased $1.3 million, or 30.9%, during the three months ended March 31, 2000, from $3.1 million at December 31, 1999 to $4.5 million at March 31, 2000. Contributing to this increase was an increase of $799,000 in loans past due 90 days or more as to interest or principal and accruing interest, through the transition of loans from First Bank of Philadelphia due to the merger. An increase of $398,000 in non-accrual loans, and an increase of $190,000 in the Bank's OREO portfolio. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of March 31, 2000 and December 31, 1999 (dollars in thousands):


                                                             At March 31,  At December 31,
                                                                 2000            1999
Loans past due 90 days or more as to interest or
     principal and accruing interest                            $  979          $  180
Nonaccrual loans                                                 2,276           1,878
Loans restructured to provided a reduction or deferral
     of interest or principal                                        -               -
Total nonperforming loans                                        3,255           2,058
Real estate owned (REO)                                          1,237           1,047
Total nonperforming assets                                      $4,492          $3,105

Nonperforming loans to total loans                                1.97%           1.16
Nonperforming assets to total assets                              1.71%           1.11
Allowance for loan losses to total loans                          0.62%           0.69
Allowance for loan losses to nonperforming loans                 41.44%          59.82
Allowance for loan losses to nonperforming assets                30.03%          39.65
Net charge-offs as a percentage of total loans                       -               -


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

     Based upon management's analysis, the Bank recorded provisions for loan losses during the three month periods ended
March 31, 2000 and 1999 of $100,000 and $0, respectively. The
Bank recorded no charge-offs or recoveries for the periods ended
March 31, 2000 and 1999.



Part II.  OTHER INFORMATION

Item 2    Legal Proceedings

     None.

Item 3    Changes in Securities

     None.

Item 4    Defaults upon Senior Securities

     None.

Item 5    Submission of Matters to a Vote of Security Holders

     None.

Item 6.   Exhibits and Reports on Form 8-K

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

                                    PSB BANCORP, INC


                                    By:/s/Anthony DiSandro
                                       Anthony DiSandro,
                                       President, Chief Executive
                                       Officer & Director


                                    By:/s/Karen Washington
                                       Karen Washington,
                                       (Principal Financial
                                       Officer and Chief
                                       Accounting Officer)

May 15, 2000



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