Form 10QSB
period 2000-06-30
PSB BANCORP INC
filed 2000-08-21
CIK 1047537

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

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
Yes  X          No

Number of shares outstanding as of June 30, 2000

COMMON STOCK (No Par Value)                        4,455,007
      (Title of Class)                       (Outstanding Shares)

                                               Page 1 of 22 Pages
                                         Exhibit Index on Page 20



                         PSB Bancorp, Inc.
                            FORM 10-QSB

              For the Quarter Ended June 30, 2000

                            Contents
                                                         Page No.
PART I     FINANCIAL INFORMATION.

Item 1.    Financial Statements

           Consolidated Statement of Financial
           Condition as of June 30, 2000 (Unaudited)
           and December 31, 1999                             3

           Consolidated Statement of Income (Unaudited)
           for the Three Month and Six Month Periods
           Ended June 30, 2000 and 1999.                     5

           Consolidated Statement of Three Month and
           Comprehensive Income (Unaudited) for the
           Six Month Periods Ended June 30, 2000 and 1999    7

           Consolidated Statement of Cash Flows
           (Unaudited) for the Six Month Periods Ended
           June 30, 2000 and 1999.                           9

           Note to Consolidated Financial Statements        11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations    15

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                 27



Part I      Financial Information

Item I       Financial Statements

                        PSB BANCORP, INC
                         BALANCE SHEETS
             (In thousands, except per share data)

                                                         June 30  December 31,
                                                          2000        1999
                                                       (unaudited)  (audited)
ASSETS
  Cash and due from banks                                $  4,142   $  7,921
  Interest bearing deposits with banks                      4,975      9,354
  Investment securities -
    available-for-sale, at fair value                      23,376     22,685
  Mortgage-backed securities
    available-for-sale, at fair value                      43,621     45,951
  Mortgage-backed securities held-to-maturity
    (fair value of $973 and $1,032)                           958      1,006
  Investment securities held-to-maturity
    (fair value of $3,801 and $3,779)                       4,000      4,000
  Investments, Other                                        4,250      3,750
  Loans, less allowance for loan losses of
    $1,349 and $1,231, respectively                       150,785    167,787
  Loans held for sale                                       7,522      8,221
  Property acquired through loan foreclosure actions, net   1,003      1,047
  Premises and equipment, net                               1,894      1,692
  Accrued interest receivable                               2,334      2,446
  Prepaid corporate taxes                                     934        784
  Deferred tax asset                                          994      1,459
  Other assets                                              1,783      1,505

         TOTAL ASSETS                                    $252,571   $279,608

LIABILITIES
  Deposits
    Non-interest bearing                                 $ 15,045   $ 14,720
    Interest bearing                                      158,759    178,490
                                                          173,804    193,210

  Borrowed Funds                                           26,500     34,000
  Securities purchased under agreements to resell          13,427     15,640
  Income taxes payable                                        520         45
  Accrued interest payable                                    498        515
  Other liabilities                                           594        151

         Total Liabilities                                215,343    243,561

SHAREHOLDERS' EQUITY
  Common stock-authorized, 17,999,500 shares no par value
    issued and outstanding, 4,455,007                           0          0
  Treasury Stock                                             (489)         0
  Additional paid-in capital                               40,845     40,873
  Accumulated deficit                                         264     (1,136)
  Employee stock ownership plan                            (1,279)    (1,359)
Unrealized loss, investments available for sale            (2,113)    (2,331)

         Total shareholders' equity                        37,228     36,047

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $252,571   $279,608


The accompanying notes are an integral part of these financial statements.



                           PSB BANCORP, INC
                      STATEMENTS OF OPERATIONS
                (In thousands, except per share data)

                                           Three months ended
                                          6/30/00      6/30/99
                                        (unaudited)  (unaudited)
INTEREST INCOME
  Loans, including fees                    $ 4,007      $ 3,234
  Investment securities                      1,230          978
  Deposits with banks                           16          218
         Total interest income               5,253        4,430

INTEREST EXPENSE
  Interest on deposits                       1,911        2,044
  Interest on borrowings                       582          111
  Interest - other                               0            0

    Total interest expense                   2,493        2,155

      Net interest income                    2,760        2,275

PROVISION FOR LOAN LOSSES                        0            0

      Net interest income after provision
        for loan losses                      2,760        2,275

NON-INTEREST INCOME                            167          294

NON-INTEREST EXPENSES
  Salaries and employee benefits             1,079          870
  Occupancy and equipment                      293          292
  Other operating                              724          706

      Total non-interest expenses            2,096        1,868

      Income before income taxes               831          701

INCOME TAXES                                   240           44

NET INCOME$                                    591      $   657

Net income per common share
      Basic                                 $  .14       $  .15
      Diluted                                  .13          .13

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                      STATEMENTS OF OPERATIONS
                (In thousands, except per share data)

                                            Six months ended
                                         6/30/00        6/30/99
                                       (unaudited)    (unaudited)
INTEREST INCOME
  Loans, including fees                  $ 8,141        $ 6,131
  Investment securities                    2,489          1,676
  Deposits with banks                         43            696

  Total interest income                   10,673          8,503

INTEREST EXPENSE
  Interest on deposits                     3,922          4,115
  Interest on borrowings                   1,152            116
  Interest - other                             0              0
    Total interest expense                 5,074          4,231

    Net interest income                    5,599          4,272

PROVISION FOR LOAN LOSSES                    100              -

    Net interest income after provision
      for loan losses                      5,499          4,272

NON-INTEREST INCOME                          324            564

NON-INTEREST EXPENSE
  Salaries and employee benefits           2,155          1,718
  Occupancy and equipment                    564            613
  Other operating                          1,284          1,261

    Total non-interest expense             4,003          3,592

    Income before income taxes             1,820          1,244

INCOME TAXES                                 475            117

NET INCOME$                              $ 1,345        $ 1,127

Net income per common share
     Basic                               $   .31        $   .26
     Diluted                                 .28            .23

The accompanying notes are an integral part of these financial statements.



                     PSB BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (IN THOUSANDS)

                                         Six Months          Three Months
                                           Ended                 Ended
                                           June 30,             June 30,
                                        2000    1999          2000    1999
                                        (unaudited)           (unaudited)
Net Income                            $1,345  $1,127        $  591  $  657

Other comprehensive income, net of tax:

Change in unrealized gain (loss),
investments available
for sale                                 218  (1,253)          342    (242)

Other comprehensive income               218  (1,253)          342    (242)

Comprehensive Income                  $1,563    (126)          933     415




                 PSB BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS)
         Increase (Decrease) in Cash and Cash Equivalents

                                                                        Six Months Ended
                                                                             June 30,
                                                                       2000            1999
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          $1,345          $1,126
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on
        mortgage-backed securities                                        23              26
      Depreciation and amortization                                       43             173
      Write-down and expenses of real estate owned                        96             159
      Gain (loss) on sale of real estate owned                          (151)              20
      Gain (loss) on sale of loans                                        82            (258)
      Provision for losses on loans                                      118               0
      Deferred taxes                                                    (668)           (160)
      Compensation expense-Employee Stock Ownership Plan                  80              75
      Change in assets and liabilities:
        Decrease (increase) in loans held for sale                       699          (1,767)
        Decrease (increase) in accrued interest receivable               112            (222)
        Decrease (increase) in prepaid expenses and other assets         113            (421)
        (Increase) in prepaid corporate taxes                           (150)            (89)
        Increase in corporate taxes payable                              475             277
        (Decrease) in accrued interest payable                           (17)            (94)
        Increase in accrued expenses                                     443             995

      Total Adjustments                                                1,298          (1,286)

      Net cash provided for operating activities                       2,643            (160)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities, available for sale               0         (29,691)
  Purchase of investment securities, held-to-maturity                      0               0
  Purchase of investment securities, available-for-sale                 (500)         (6,250)
  Maturities of investment securities, available-for-sale                  0           1,000
  Maturities of investment securities, held-to-maturity                    0               0
  Mortgage-backed security maturities and
    principal repayments                                               2,482           1,682
  Acquisition costs of and proceeds from the sale of
    Federal Home Loan Bank stock                                        (150)           (249)
  Proceeds from sale of real estate owned net of
    improvements                                                         164             367
  Property acquired through loan foreclosure action                     (304)              0
  Capital expenditures                                                  (245)           (138)
  Decrease (increase) in total loans receivable, net                  16,884         (19,035)

    Net cash provided (used) in investing activities                  18,331         (52,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in deposits, net                               (19,293)          9,407
  Decrease in employee stock ownership plan                                0            (234)
  Change in advances for borrowers' taxes and
    insurance                                                           (126)           (221)
   Proceeds from borrowed funds                                       (7,500)          2,500
   Change in securities purchased under agreements to resell          (2,213)         13,741

    Net cash provided by financing activities                        (29,132)         25,193

NET INCREASE IN CASH AND CASH EQUIVALENTS                             (8,158)        (27,281)

  Cash and Cash equivalents, beginning of period                      17,275          47,526

CASH AND CASH EQUIVALENTS, END OF PERIOD                               9,117          20,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and borrowings                              $ 3,922          $4,115

    Income taxes                                                     $   475          $  117

  Noncash activities

    Loans transferred to real estate owned                           $   304          $  381

    Unrealized gain (loss) on investment and
      mortgage-backed securities available-for-sale,
      net of taxes                                                  $ (2,113)       $(1,250)



                        PSB BANCORP, INC.
                NOTE TO FINANCIAL STATEMENTS
                        JUNE 30, 2000
                         (UNAUDITED)

Basis of Presentation:

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. ( the "Company") and its wholly-owned subsidiary, First Penn Bank. Significant inter-company accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Bank's Annual Report on form 10K for the year ended December 31, 1999.

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

Stock Buyback Program

     Consistent with the commitment to enhance shareholder value, the Board of Directors of PSB Bancorp, Inc approved a stock buyback program on March 16, 2000 under which PSBI may acquire a maximum of 5.0%, or 218,532 shares, of its common stock in open market and privately negotiated transactions. To date 87,500 of authorized shares have been repurchased and retired by PSBI.

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

Investment Valuation

     PSB, together with three other financial institutions participated in the initial capitalization of BankZIP.com, an Internet banking company. The total capitalization of BankZIP was $13.9 million and PSB contributed $2.5 million in the form of a convertible subordinated note. BankZIP is in the process of seeking an additional $20 million of capital. They have informed PSB that they expect to complete all or a substantial part of this financing before September 30, 2000 and has advised legal counsel and the outside auditors in writing that they do not believe at this time that the investment is impaired. PSB management has agreed with BankZIP's assessment however, the continued viability of BankZIP, and therefore the value of the PSB investment, may be dependent upon BankZIP's ability to raise capital.

Earning Per Share

     Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Stock options are considered common stock equivalents and are included in the computation of dilutive EPS using the treasury stock method, unless anti-dilutive.



     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three months and six months ended
June 30, 2000:

___________________________________________________________________________
Three Months Ended                      Income       Shares      Per Share
  June 30, 2000                      (Numerator) (Denominator)    Amount
  Basic EPS:
  Income available to common
     shareholders                   $ 591,000       4,455,007
  Uncommitted Shares                                 (166,910)
                                                    4,288,097       $.14

  Effect of Dilutive Securities:
  Options                                             531,571

  Diluted EPS:
  Income available to common
     shareholders                    $ 591,000      4,819,668       $.13

___________________________________________________________________________
Six Months Ended                       Income        Shares       Per-Share
  June 30, 2000                     (Numerator)   (Denominator)    Amount
  Basic EPS:
  Income available to common
    shareholders                     $1,345,000     4,455,007
  Uncommitted Shares                                 (166,910)
                                                    4,288,097       $.31

  Effect of Dilutive Securities:
  Options                                             531,571

  Diluted EPS:
  Income available to common
    shareholders                     $1,345,000     4,819,668       $.28




     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three months and six months ended
June 30, 1999:

__________________________________________________________________________
Three Months Ended                     Income       Shares       Per-Share
  June 30, 1999                     (Numerator)   (Denominator)    Amount
  Basic EPS:
  Income available to common
    shareholders                      $657,000      4,538,222
  Uncommitted Shares                                 (186,790)
                                                    4,351,432       $.15

  Effect of Dilutive Securities:
  Options                                             613,291

  Diluted EPS:
  Income available to common
    shareholders                      $657,000      4,964,723       $.13

___________________________________________________________________________
Six Months Ended                       Income        Shares       Per-Share
  June 30, 1999                     (Numerator)   (Denominator)    Amount
  Basic EPS:
  Income available to common
    shareholders                     $1,127,000     4,538,222
  Uncommitted Shares                                 (186,790)
                                                    4,351,432       $.26

  Effect of Dilutive Securities:
  Options                                             653,744

  Diluted EPS:
  Income available to common
    shareholders                     $1,127,000     5,005,176       $.23




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

Net Income

     The Bank's net income totaled $591,000 and $657,000 for the three months ended June 30, 2000 and 1999, respectively. The Bank's net income totaled $1.3 million and $1.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase was due largely to the increase in interest earning assets. The Company's earnings per share for the three months ended June 30, 2000 was $0.14 and $.0.13 respectively, and $0.31 and $0.28 per share for the six months ended June 30, 2000, respectively, compared to $0.15 and $0.13 for the three months ended June 30, 1999 and $0.26 and $0.23 for the six months ended June 30, 1999. The increase in earnings per share reflects the increased earnings of the Company and improving net interest margin

Net Interest Income and Average Balances

     Net interest income is a key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income for the second quarter of 2000 was $485,000, or 21.3% greater than the second quarter of 1999, and was $1.3 million, or 31.0% greater for the first half of 2000 as compared to the same period in 1999. The increase generally reflected management's strategy of pursuing diversification of the Bank's loan composition while maintaining adequate margins over minimum required capital levels and an improving yield on the Bank's loan portfolio and a increase in mortgage-backed and investment securities.

     The Bank's net interest margin (net interest income divided by total average interest-earning assets) for the three and six months ended June 30, 2000 was 4.52% and 4.49%, respectively. These margins compare to net interest margin for the three and six months ended June 30, 1999 of 3.94% and 3.77%, respectively. The Bank's net interest spread (the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities) for the three and six months ended June 30, 2000 was 3.69% and 3.76%, respectively. These spreads compare to net interest spread for the three and six months ended June 30, 1999 of 2.94% and 2.73%, respectively.



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


                                                              Six Months Ended June 30,
                                                      2000                                1999
                                        Average     Interest/    Yield/     Average     Interest/    Yield/
                                        Balance      Expense      Rate      Balance      Expense      Rate
ASSETS
Interest-earning assets:
   Interest-earning deposits           $  1,372     $    43      6.27%     $ 33,630      $  696      4.13%
   Investment securities                 31,192         940      6.03%       23,054         669      5.80%
   Mortgage-backed securities            44,807       1,549      6.91%       33,587       1,007      6.00%
   Net loan                             172,034       8,141      9.46%      136,604       6,131      8.98%
     Total interest-earning assets      249,405     $10,673      8.56%      226,875      $8,503      7.50%
Noninterest-earning assets               15,362                               9,315
   Total assets                        $264,767                            $236,190

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                $ 12,312     $   126      2.05%     $  8,340      $  123      2.95%
  Money market accounts                  12,687         230      3.63%       14,150         254      3.59%
   Savings deposits                      29,403         420      2.86%       29,448         420      2.85%
   Certificates                         115,053       3,146      5.47%      118,381       3,218      5.61%
     Total deposits                     169,455       3,922      4.63%      170,317       4,115      4.83%
   Borrowed money                        41,884       1,152      5.50%        7,084         116      3.27%
     Total interest-bearing
       liabilities                      211,339       5,074      4.80%      177,401       4,231      4.77%
Non-interest-bearing liabilities         16,750                              22,735
   Total liabilities                    228,089                             200,136
Retained earnings or shareholders'
  equity                                 36,678                              36,054
    Total liabilities and retained
      earnings or shareholders'
      equity                           $264,767                            $236,190
Net interest income                                 $ 5,599                              $4,272
Interest rate spread(3)                                          3.76%                               2.73%
Net yield on interest-earning
  assets(4)                                                      4.49%                               3.77%
Ratio of interest-earning assets to
  interest-bearing liabilities                                   1.18x                               1.28x



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


                                                         Three Months Ended June 30,
                                                    2000                            1999
                                        Average   Interest/   Yield/    Average   Interest/   Yield/
                                        Balance    Expense     Rate     Balance    Expense     Rate
ASSETS
Interest-earning assets:
  Interest-earning deposits            $    981     $   16     6.52%   $ 25,153     $  218     3.47%
  Investment securities                  31,564        478     6.06%     23,857        360     6.04%
  Mortgage-backed securities             45,218        752     6.65%     38,681        618     6.39%
  Net loan                              166,447      4,007     9.63%    143,138      3,234     9.04%
    Total interest-earning assets       244,210     $5,253     8.60%    230,829     $4,430     7.68%
Noninterest-earning assets               13,136                          10,556
    Total assets                       $257,346                        $241,385

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                $ 12,302     $   92     2.99%   $  8,323     $   77     3.70%
  Money market accounts                  11,606        108     3.72%     14,858        135     3.63%
   Savings deposits                      29,217        210     2.88%     29,677        214     2.88%
   Certificates                         111,813      1,501     5.37%    119,801      1,618     5.40%
     Total deposits                     164,938      1,911     4.63%    172,659      2,044     4.74%
   Borrowed money                        38,005        582     6.13%      9,378        111     4.73%
     Total interest-bearing
       liabilities                      202,943      2,493     4.91%    182,037      2,155     4.74%
Non-interest-bearing liabilities         17,409                          23,689
   Total liabilities                    220,352                         205,726
Retained earnings or shareholders'
  equity                                 36,994                          35,659
    Total liabilities and retained
      earnings or shareholders'
      equity                           $257,346                        $241,385
Net interest income                                 $2,760                          $2,275
Interest rate spread(3)                                        3.69%                           2.94%
Net yield on interest-earning
  assets(4)                                                    4.52%                           3.94%
Ratio of interest-earning assets
  to interest-bearing liabilities                              1.20x                           1.27x



Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the Board of Directors. See "Asset Quality - Allowance for Loan Losses." The Bank provided a loan loss allowance of $100,000 and a recovery of $18,000 for the six months ended June 30, 2000, no additional provision was provided for the three months ended June 30, 2000. Additionally, the Bank did not have any charge-offs against the allowance for loan losses during such period. During the six month and three month periods ended June 30, 1999, the Bank did not provide a loan loss allowance and had no recovery or charge-offs against the allowance for loan losses.

Non-interest Income

     Non-interest income consists of gain on sale of loans, service charges, rental income and other income. For the three months ended June 30, 2000 non-interest income decreased by $127,000 to $167,000 or 43.2% from $294,000 for the same period in 1999. Non-interest income decreased by $240,000, or 42.6%, to 324,000 for the six months ended June 30, 2000, from $564,000 for the six months ended June 30, 1999. The principal reasons for the decrease in non-interest income was a $176,000 decrease in gain on sale of loans to $82,000 as of June 30, 2000 from $258,000 as of June 30, 1999, due to a decrease in the number of loans sold by Transnational Mortgage Corp. in 2000. For the six months ended June 30, 2000, increases in loan fees, service charges and rental income were offset by decreases in the gain on sale of loans and other income resulting largely from the decrease in Transnational's business.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs and other operating expenses. .
For the three months ended June 30, 2000, total non-interest expense increased $228,000 to $2.1 million, compared to $1.9 million for the same period in 1999. Total non-interest expense increased by $411,000, or 11.4%, to $4.0 million for the six months ended June 30, 2000, from $3.6 million for the six months ended June 30, 1999 The principal reasons for the increase was a increase in compensation and employee benefits due to normal salary increases and accrual of bonuses. Non-interest expense has increased due to cost associated with the Bank's expansion strategy through the merger of Pennsylvania Savings Bank and First Bank of Philadelphia.

Provision for Income Taxes

     Income tax provisions for the six months ended June 30, 2000 and 1999 of $475,000 and $117,000, respectively, generally reflect the Bank's pre-tax income in accordance with the principles of SFAS No. 109, "Accounting for Income Taxes."

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

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return.
Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $50 million credit facility with the Federal Home Loan Bank (FHLB). Advances are secured by all FHLB stock and qualifying mortgage loans. The Bank was in a borrowing position as of June 30, 2000.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the six months ended June 30, 2000, net cash provided by operating activities was $2.8 million, compared to net cash used by operating activities of $160,000 for the same period of 1999. During the six months ended June 30, 2000, net cash provided by investing activities was $18.3 million, compared to net cash used by investing activities of $52.3 million for the same period of 1999. Financing activities used net cash of $29.3 million during the six months ended June 30, 2000, compared to $25.2 million in net cash provided in financing activities for the same period of 1999. The net result of these items was a $8.2 million decrease in cash and cash equivalents for the six months ended June 30, 2000, compared to a $27.3 million decrease in cash and cash equivalents for the same period of 1999.

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

     Another tool used by management to gauge the structure of the balance sheet is a "gap" analysis which categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At June 30, 2000, the Bank had a one-year liability gap of $95.2 million and a gap ratio of 0.48 or 37.7% of total assets as of that date. This compares with a one-year liability gap of $93.4 million and a gap ratio of 0.55 or 33.4% of total assets at December 31, 1999.

     The following table shows the interest rate sensitive data at June 30, 2000 (in thousands):

                                                                                                Balance
                                                                                   No Stated      at
                                     0 -3 Mo's    3-12 Mo's    1-5 Yrs    >5 Yrs    Maturity    6/30/00

Interest bearing deposits with
  banks                              $  4,975                                                   $  4,975
Investment securities                             $  8,867    $  7,286    $ 51,492  $  8,560      76,205
Real estate loans                       5,324        4,887      21,766      59,591                91,568
Commercial loans                        7,023          326       2,448                             9,797
Consumer loans                                         203         455         829                 1,487
Student loans                          25,618                                                     25,618
Construction loans                     14,814        7,962         416                            23,192
SBA loans                               6,852        1,142                                         7,994
Other assets                                                                          11,735      11,735
   Total assets                      $ 64,606     $ 23,387    $ 32,371    $111,912  $ 20,295    $252,571

Non interest bearing deposits                                                       $ 15,045    $ 15,045
NOW accounts                         $ 11,272                                                     11,272
Money market accounts                  10,932                                                     10,932
Savings accounts                       29,235                                                     29,235
Time deposits                          35,150     $ 56,637    $ 12,451    $  3,082               107,320
Borrowed funds                         39,927                                                     39,927
Other liabilities                                                                      1,612       1,612
   Total liabilities                  126,516       56,637      12,451       3,082    16,657     215,343
Shareholder's equity                                                                  37,228      37,228
   Total liabilities and
     shareholder's equity            $126,516     $ 56,637    $ 12,451    $  3,082  $ 53,885    $252,571

GAP                                  $(61,910)    $(33,250)   $ 19,920    $108,830  $(33,590)   $      0

Cumulative GAP                       $(61,910)    $(95,160)   $(75,240)   $ 33,590   $     0    $      0

Cumulative GAP Ratio                     0.51         0.48        0.62        1.17      1.00        1.00




Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At June 30, 2000, the Bank was required to have a minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at June 30, 2000, were 25.3% and 26.3%, respectively, and the Bank's Tier I leverage ratio was 12.95%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

     On June 30, 2000, the Bank was in compliance with regulatory capital requirements as follows:


                                                                 June 30, 2000
                                                                     Minimum                  Well
                                           Actual              Capital Requirements    Capital Requirements
                                           Amount     Ratio      Amount     Ratio        Amount     Ratio

Tier I capital to risk weighted assets     32,608     25.28%      5,160     4.00%         7,740      6.00%
Total capital to risk weighted assets      33,957     26.32%     10,320     8.00%        12,900     10.00%
Leverage to average assets                 32,608     12.95%     10,071     4.00%        12,589      5.00%


                                                              December 31, 1999
                                                                     Minimum                  Well
                                           Actual              Capital Requirements    Capital Requirements
                                           Amount     Ratio      Amount     Ratio        Amount     Ratio

Tier I capital to risk weighted assets     31,348     17.90%      7,006     4.00%        10,510      6.00%
Total capital to risk weighted assets      32,579     18.60%     14,013     8.00%        17,516     10.00%
Leverage to average assets                 31,348     11.48%     10,927     4.00%        13,659      5.00%



FINANCIAL CONDITION

General

     The Bank's total assets decreased $27.0 million or 9.7% from $279.6 million at December 31, 1999 to $252.6 million at June
30, 2000. The decrease in assets was primarily the result of a decrease in net loans and loans held for sale.

      Total loans decreased to $158.3 million at June 30, 2000 from $176.0 million at December 31, 1999. The decrease of $17.7 million, or 10.1%, was primarily the result of payoffs of Bank's student loan program. This program was an existing program of First Bank of Philadelphia and now appears in the Company's consolidated results because of the merger. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 45 to 60 days of origination to an investor. Increased loan origination of other loan products such as commercial real estate, construction loans and consumer loans as well as modest growth in residential mortgage loans were also a factor as illustrated by the following loan composition table:


                                       At June 30,        At December 31,
                                           2000                1999
                                    Amount    Percent    Amount    Percent   Variance   %Change
Real Estate Loans:
  One-to-four family (1)            62,694     39.14%   $ 63,937    35.99%   $ (1,243)    (1.94%)
  Construction loans                23,192     14,48%     23,528    13,25%       (336)    (1.43%)
  Five or more family residence      2,263      1.41%      2,712     1.53%       (449)   (16.56%)
  Non residential                   25,703     16.05%     27,117    15.27%     (1,414)    (5.21%)

Commercial loans                      9,898     6.18%     10,682     6.01%       (784)    (7.34%)
SBA loans                             7,993     4.99%      6,682     3.76%      1,311     19.62%
Student loans held for sale          25,618    15.99%     40,509    22.80%    (14,891)   (36.76%)
Consumer loans                        2,810     1.75%      2,468     1.39%        342     13.86%
     Total loans                   $160,171   100.00%   $177,635   100.00%   $(17,464)    (9.83%)

Less:
  Unearned fees and discounts     $    515             $    389
  Undisbursed loan proceeds              -                    7
  Allowance for loan losses          1,349                1,231
  Net loans                       $158,307             $176,008

(1) Includes loans held for sale



     Total investment securities (including mortgage-backed securities) decreased $1.1 million, or .1.4%, to $76.2 million at June 30, 2000, from $77.3 million at December 31, 1999.

     On January 29, 1999, PSBI purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, of McGuire Performance Solutions, Inc. (MPS). PSBI purchased the shares for a total cost of $1.25 million. On February 25, 2000, PSBI purchased 500,000 shares of Series A Convertible Preferred Stock, $.01 par value per share of MPS for a total cost of $500,000. PSBI owns 100% of MPS's Series A Convertible Preferred Stock. MPS is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

     On March 31, 1999, PSBI purchased a convertible debenture in the amount of $2.5 million with a rate of 5.45% from ZipFinancial.Com.Inc. (d/b/a Bankzip.com). The Company, which spun off in December 1999 from Patriot Bank of Pottstown, is building a national network of community banks through which BankZip would offer an end-to-end internet services, such as opening an account, account balances and transferring funds. In addition to software, BankZip is proposing to give participating community institutions access to customer service through a call center it would operate and marketing that would be conducted on a national scale. Alliance Partners (community banks), also offer a national portfolio of Bankzip.com co-branded financial service products, including brokerage and insurance. Once an Alliance Partner is signed up, the service can be deployed in as few as thirty days. Fully developed, Bankzip.com will support over 300 banks with as many as 4,000 branches and 5,000 ATMs across the nation within five years.

     Cash and cash equivalents, including interest-bearing deposits with banks, decreased $8.2 million or 47.4% to $9.1 million at June 30, 2000, from $17.3 million at December 31, 1999. This decrease was the result of the redemption of certificate of deposits and disbursements of loan proceeds.

     Total liabilities decreased from $243.6 million at December 31, 1999 to $215.3 million at June 30, 2000. This $28.3 million, or 11.6% decrease, was primarily due to a $19.0 million decrease in total deposits due to a run off of certificate of deposits, a decrease in securities purchased under agreements to resale and a $7.4 million decrease in borrowed funds. Due to rising interest rates and the competitive market, the Bank has replaced it's primary source of funds deposits with borrowed funds which yield a lower interest rate.

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

Non-Performing Assets

     The Bank's level of non-performing assets increased $435,000 or 14.0%, during the six months ended June 30, 2000, from $3.1 million at December 31, 1999 to $3.5 million at June 30, 2000. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                    At June 30,      At December 31,
                                                       2000                1999

Loans past due 90 days or more as to interest
     or principal and accruing interest               $    -              $  180
Nonaccrual loans                                       2,537               1,878
Loans restructured to provide a reduction or
     deferral of interest or principal                     -                   -
Total nonperforming loans                              2,537               2,058
Real estate owned (REO)                                1,003               1,047
          Total nonperforming assets                  $3,540              $3,105

Nonperforming loans to total loans                      1.59%               1.16%
Nonperforming assets to total assets                    1.40%               1.11%
Allowance for loan losses to total loans                0.85%               0.69%
Allowance for loan losses to nonperforming loans       53.17%              59.82%
Allowance for loan losses to nonperforming assets      38.11%              39.65%
Net charge-offs as percentage of total loans               -                   -


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

     Based upon management's analysis, the Bank recorded provisions for loan losses during the six month and three month periods ended June 30, 2000 of $100,000 and $0, respectively. The Bank recorded no provisions for the six month and three month periods June 30, 1999. The Bank recorded no charge-offs for the six month and three month periods ended June 30, 2000 and 1999. The Bank recorded a recovery of $18,000 and $0 for the six month period June 30, 2000 and 1999.



Part II.     OTHER INFORMATION

Item 2       Legal Proceedings
None

Item 3       Changes in Securities
None

Item 4       Defaults upon Senior Securities
None

Item 5       Submission of Matters to a Vote of Security Holders
None

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits - None

             (b) Reports on Form 8-K - None.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.


PSB BANCORP, INC



By:/s/Anthony Disandro
Anthony DiSandro, President,
Chief Executive Officer & Director



By:/s/Karen Washington
     Karen Washington
     (Principal Financial Officer and Chief
     Accounting Officer)



August 21, 2000