Form 10QSB
period 2000-09-30
PSB BANCORP INC
filed 2000-11-14
CIK 1047537

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                            FORM 10-QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________.

                            No. 000-24601
                       (Commission File Number)

                           PSB BANCORP, INC.
       (Exact Name of Registrant as Specified in its Charter)

      Pennsylvania                             23-2930740
 (State of Incorporation)              (IRS Employer ID Number)

     11 Penn Center Suite 2601                     19103
1835 Market Street, Philadelphia, PA            (Zip Code)
(Address of Principal Executive Offices

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

Number of shares outstanding as of September 30, 2000

COMMON STOCK (No Par Value)                 4,455,007
    (Title of Class)                  (Outstanding Shares)



                       PSB Bancorp, Inc.
                         FORM 10-QSB

            For the Quarter Ended September 30, 2000

                            Contents

PART I.  FINANCIAL INFORMATION                     Page No.

Item 1.  Financial Statements

         Consolidated Statement of Financial
         Condition as of September 30, 2000
         (Unaudited) and December 31, 1999              3

         Consolidated Statement of Income
         (Unaudited) for the Three Month and
         Nine Month Periods Ended September 30,
         2000 and 1999.                                 5

         Consolidated Statement of Comprehensive
         Income (Unaudited) for the Three Month
         and Nine Month Periods Ended September 30,
         2000 and 1999.                                 7

         Consolidated Statement of Cash Flows
         (Unaudited) for the Nine Month Periods
         Ended September 30, 2000 and 1999.             9

         Note to Consolidated Financial Statements      11

         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                     15

Item 2.  OTHER INFORMATION

         Exhibits and Reports on Form 8-K

PART II.

Item 6.                                                 27



Part I  Financial Information

Item I  Financial Statements

                        PSB BANCORP, INC
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                         (In thousands)

                                      September 30,  December 31,
                                          2000          1999
                                       (unaudited)     (audited)
ASSETS
  Cash and due from banks                $  5,185      $  7,921
  Interest bearing deposits with banks      7,887         9,354
  Investment securities -
    available-for-sale, at fair value      23,934        22,685
  Mortgage-backed securities
    available-for-sale, at fair value      42,843        45,951
  Mortgage-backed securities
    held-to-maturity (fair value of
    $943 and $1,032)                          943         1,006
  Investment securities
    held-to-maturity (fair value of
    $3,836 and $3,779)                      4,000         4,000
  Investment in BankZip.Com                 1,250         2,500
  Investment in Iron Bridge                 1,663         1,250
  Loans, less allowance for loan
    losses of $1,349 and $1,231,
    respectively                          160,820       167,787
  Loans held for sale                       7,927         8,221
  Property acquired through loan
    foreclosure actions, net                1,169         1,047
  Premises and equipment, net               1,817         1,692
  Accrued interest receivable               2,551         2,446
  Prepaid corporate taxes                     773           784
  Deferred tax asset                        2,426         1,459
  Other assets                              1,123         1,505

    TOTAL ASSETS                         $266,311      $279,608
                                         ========      ========

LIABILITIES
  Deposits
    Non-interest bearing                   16,301        14,720
    Interest bearing                      159,090       178,490
                                          175,391       193,210

  Borrowed Funds                           38,000        34,000
  Securities purchased under
    agreements to resell                   13,340        15,640
  Income taxes payable                        695            45
  Accrued interest payable                    646           515
  Other liabilities                           887           151

    Total liabilities                     228,959       243,561

SHAREHOLDERS' EQUITY
  Common stock-authorized, 15,000,000
    shares no par value issued and
    outstanding, 4,455,007                      0             0
  Treasury Stock                             (489)            0
  Additional paid-in capital               40,829        40,873
  Employee stock ownership plan            (1,239)       (1,359)
  Accumulated earnings/deficit                630        (1,136)
  Accumulated other comprehensive
    income (loss)                          (2,379)       (2,331)

    Total shareholders' equity             37,352        36,047

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                             $266,311      $279,608
                                         ========      ========

________________________________________________________________
The accompanying notes are an integral part of these financial statements.



                           PSB BANCORP, INC
                    CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except per share data)

                                   Three months ended    Three months ended
                                    September 30,2000     September 30, 1999
                                        (unaudited)           (unaudited)
INTEREST INCOME
  Loans, including fees                    $3,878              $3,421
  Investment securities                     1,183               1,207
  Deposits with banks                          65                 138

    Total interest income                   5,126               4,766

INTEREST EXPENSE
  Interest on deposits                      1,937               2,120
  Interest on borrowings                      765                 185
  Interest - other                              0                   0
    Total interest expense                  2,702               2,305

      Net interest income                   2,424               2,461

PROVISION FOR LOAN LOSSES                       0                   0

  Net interest income after provision
    for loan losses                         2,424               2,461

NON-INTEREST INCOME                           144                 302

NON-INTEREST EXPENSE
  Salaries and employee benefits            1,063                 893
  Occupancy and equipment                     303                 323
  Other operating                             677                 652

    Total non-interest expense              2,043               1,868

Loss on investment in Iron Bridge              23                   0

    Income before income taxes                502                 895

INCOME TAXES                                  175                 104

NET INCOME FOR PERIOD                      $  327              $  791
                                           ======              ======

  Net income per common share
    Basic                                  $  .08              $  .17
    Diluted                                   .07                 .14

The accompanying notes are an integral part of these financial statements.



                            PSB BANCORP, INC
                   CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)

                                                  Nine months ended
                                       September 30, 2000   September 30, 1999
                                          (unaudited)          (unaudited)
INTEREST INCOME
  Loans, including fees                     $12,019             $ 9,551
  Investment securities                       3,672               2,919
  Deposits with banks                           108                 798

    Total interest income                    15,799              13,268

INTEREST EXPENSE
  Interest on deposits                        5,859               6,236
  Interest on borrowings                      1,917                 301
  Interest - other                                0                   0
    Total interest expense                    7,776               6,537

      Net interest income                     8,023               6,731

PROVISION FOR LOAN LOSSES                       100                   0

  Net interest income after provision
    for loan losses                           7,923               6,731

NON-INTEREST INCOME                             468                 866

NON-INTEREST EXPENSE
  Salaries and employee benefits              3,218               2,611
  Occupancy and equipment                       867                 936
  Other operating                             1,961               1,912

    Total non-interest expense                6,046               5,459

Loss on Investment in Iron Bridge                87                   0

    Income before income taxes                2,258               2,138

INCOME TAXES                                    650                 221

NET INCOME FOR PERIOD                        $1,608             $ 1,917
                                             ======             =======

Net income per common share
  Basic                                      $  .37             $   .42
  Diluted                                       .33                 .33

The accompanying notes are an integral part of these financial statements.



                   PSB BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (IN THOUSANDS)

                          Nine Months Ended    Three Months Ended
                            September 30,          September 30,
                            2000        1999     2000      1999
                              (unaudited)           (unaudited)

Net Income for Period    $ 1,608     $ 1,917   $ 327     $ 791

Other comprehensive
  income, net of tax:

Change in accumulated
  Other comprehensive
  income (loss)              (48)    ( 1,754)   (266)     (504)

Total comprehensive
  income                 $  1560      $  163   $  61     $ 287



                                            PSB BANCORP, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (IN THOUSANDS)
                            Increase (Decrease) in Cash and Cash Equivalents

                                                                       Nine Months Ended
                                                                          September 30,
                                                                     2000            1999
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $1,608          $1,917
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on mortgage-backed
        Securities                                                       52              38
      Depreciation and amortization                                     149             247
      Write-down and expenses of real estate owned                      153             358
      Gain (loss) on sale of real estate owned                            0               0
      Gain (loss) on sale of loans                                      119            (391)
      Provision for losses on loans                                     100               0
      Loan loss recovery                                                 18               0
      Increase in deferred taxes                                       (359)         (1,835)
      Compensation expense-Employee Stock Ownership Plan                120             105
      Decrease in allowance to reduce investments to market            (332)              0
      Change in assets and liabilities:
        Decrease (increase) in loans held for sale                      294          (1,094)
        (Increase) in accrued interest receivable                      (105)           (304)
        (Increase) in prepaid expenses and other assets                (226)         (1,077)
        Decrease in prepaid corporate taxes                              11              67
        Increase in corporate taxes payable                             650              28
        Increase (decrease) in accrued interest payable                 131             (91)
        Increase in accrued expenses & other liabilities                736             438

      Total Adjustments                                               1,511          (3,511)

      Net cash provided (used) by operating activities                3,119          (1,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities, available for sale              0         (28,905)
  Purchase of investment securities, available-for-sale                (413)         (6,597)
  Maturities of investment securities, available-for-sale                 0           1,000
  Mortgage-backed security maturities and principal repayments        3,949           2,515
  Acquisition costs of and proceeds from the sale of Federal
    Home Loan Bank stock                                               (550)            249
  Proceeds from sale of real estate owned net of improvements           352             582
  Property acquired through loan foreclosure action                    (626)             (6)
  Capital expenditures                                                 (275)           (153)
  Decrease (increase) in total loans receivable, net                  6,849         (42,722)

    Net cash provided (used) by investing activities                  9,286         (74,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease Increase in deposits, net                               (17,526)         12,166
  Decrease in employee stock ownership plan                               0            (234)
  Change in advances for borrowers' taxes and insurance                (293)           (320)
  Proceeds from borrowed funds                                        4,000          10,000
  Purchase of treasury stock                                           (489)              0
  Change in securities purchased under agreements to resell          (2,300)         13,530

    Net cash provided (used) by financing activities                (16,608)         35,142

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (4,203)        (40,489)

  Cash and Cash equivalents, beginning of period                     17,275          47,526

CASH AND CASH EQUIVALENTS, END OF PERIOD                             13,072           7,037
                                                                     ======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and borrowings                              $7,776          $6,537
                                                                     ======          ======

    Income taxes                                                     $  650          $  221
                                                                     ======          ======

    Non-cash Activities                                              S  626          $    0



                          PSB BANCORP, INC.
                      NOTE TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000
                              (UNAUDITED)

1.  Basis of Presentation

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. ("PSB") and its wholly-owned subsidiary, First Penn Bank. Significant inter-company accounts and transactions have been eliminated. The information contained in this interim report is unaudited and subject to year-end adjustment and audit. However, in the opinion of management, the information reflects all adjustments necessary to present fairly the financial condition and results of operations for the periods presented. All such adjustments were of a normal recurring nature. Operating results for the nine months ended
September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on form 10K for the year ended December 31, 1999.

2.  Mergers

     On October 12, 1999, the Company completed its acquisition of First Bank of Philadelphia ("First Bank"). In connection with the acquisition, each outstanding share of First Bank was exchanged for .857 shares of PSB common stock. In addition, options to acquire 1,612,500 shares of First Bank have been converted into options to acquire 1,381,912 shares of the Company's common stock.

     As part of the transaction, PSB merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank, which held a state commercial bank charter. The resulting operating subsidiary operates under the name of First Penn Bank (the "Bank") and holds a commercial bank charter. This provides the Bank with greater lending flexibility, particularly with respect to commercial loans. The Bank operates seven branches including two in Center City Philadelphia, and one in Montgomery County, Pennsylvania.

     The transaction was accounted for as a pooling of interests for financial reporting purposes, and as a tax-free reorganization for tax purposes.

     On November 2, 2000 PSB Bancorp, Inc. and Jade Financial Corp announced the execution of a definitive Agreement & Plan of Merger pursuant to which PSB will acquire Jade Financial Corp. and its wholly-owned subsidiary, IGA Federal Savings Bank in a cash transaction valued at approximately $24.1 million. Pursuant to the agreement, PSB will purchase all of the outstanding shares of Jade Financial Corp. that PSB does not already own or that are not owned by the JADE Employee Stock Ownership Plan ("ESOP")for $13.55 per share in cash. The Jade ESOP may receive cash, PSB stock or a combination of both. PSB will purchase its own shares in open market and privately-negotiated transactions in order to provide shares for exchange with the ESOP.

     In connection with the transaction, Jade's wholly-owned subsidiary IGA Federal Savings Bank will merge with and into PSB's wholly-owned subsidiary, First Penn Bank with the commercial bank charter of First Penn Bank surviving the merger.

3.  Stock Buyback Program

     Consistent with the commitment to enhance shareholder value, the Board of Directors of PSB Bancorp, Inc approved a stock buyback program on March 16, 2000, under which PSB may acquire a maximum of 5.0%, or 218,532 shares, of its common stock in open market and privately negotiated transactions. To date 87,500 of authorized shares have been repurchased and retired by PSB.

4.  Business Strategy

     The Bank's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent financial institution. Generally, the Bank seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans and student loans, mortgage-backed securities and other liquid investment securities. The Bank's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its lending operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and
(3) increasing net interest income and reducing interest rate risk by emphasizing the origination of commercial real estate, construction, commercial business and student loans which generally bear higher interest rates and have shorter terms than residential mortgage loans.
5.  Investment Valuation

     PSB, together with three other financial institutions participated in the initial capitalization of BankZip.com, an internet banking company. The total capitalization of BankZip was $13.9 million and PSB contributed $2.5 million in the form of a convertible note. On September 15, 2000, an involuntary bankruptcy petition was filed against ZipFinancial.Com, Inc. by one of its vendors, the petition was subsequently dismissed on October 23, 2000. On November 2, 2000, BankZip completed $410,000 in additional financing and is seeking additional financing of $1.5 to $2.0 million. The company has entered into a term sheet with a strategic investor to provide a $1.0 million line of credit. The ability to draw on the line of credit will be dependent on sales. The continued viability of the company is dependent on its ability to raise additional capital. No assurances can be given that the company will be able to raise additional capital. To reflect the uncertainty surrounding this investment, as of September 30, 2000, PSB has established an equity account valuation reserve pursuant to SFAS 115 of 50% or $1.25 million while BankZip seeks additional financing.

6.  Earnings Per Share

     Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Stock options are considered common stock equivalents and are included in the computation of dilutive EPS using the treasury stock method, unless anti-dilutive.



     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three and nine months ended
September 30, 2000:

Three Months Ended       Income        Shares         Per-Share
September 30, 2000     (Numerator)   (Denominator)      Amount

Basic EPS:
Income available to
  common shareholders    $327,000      4,455,007
Uncommitted Shares                      (138,241)
                                       4,316,766         $.08
                                                         ====

Effect of Dilutive
  Securities:
Options                                   391,728

Diluted EPS:
Income available to
  common shareholders    $327,000       4,708,494        $.07
                                                         ====

Nine Months Ended        Income        Shares         Per-Share
September 30, 2000     (Numerator)   (Denominator)      Amount

Basic EPS:
Income available to
  common shareholders    $1,608,000     4,455,007
Uncommitted Shares                       (138,241)
                                        4,316,766         $.37
                                                          ====

Effect of Dilutive
  Securities:
Options                                   487,705

Diluted EPS:
Income available to
  common shareholders    $1,608,000     4,804,471         $.33
                                                          ====



     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three and nine months ended
September 30, 1999:

Three Months Ended       Income        Shares         Per-Share
September 30, 1999     (Numerator)   (Denominator)      Amount

Basic EPS:
Income available to
  common shareholders    $791,000      4,538,222
Uncommitted Shares                      (156,078)
                                       4,382,144         $.18
                                                         ====

Effect of Dilutive
  Securities:
Options                                   630,482

Diluted EPS:
Income available to
  common shareholders    $791,000       5,012,626        $.16
                                                         ====

Nine Months Ended        Income        Shares         Per-Share
September 30, 1999     (Numerator)   (Denominator)      Amount

Basic EPS:
Income available to
  common shareholders    $1,917,000     4,538,222
Uncommitted Shares                       (156,078)
                                        4,382,144         $.44
                                                          ====

Effect of Dilutive
  Securities:
Options                                   612,061

Diluted EPS:
Income available to
  common shareholders    $1,917,000     4,994,205         $.39
                                                          ====



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

Net Income

     The Bank's net income totaled $327,000 and $791,000 for the three months ended September 30, 2000 and 1999, respectively. The Bank's net income totaled $1.6 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease was due largely to the increase in interest on borrowings and income taxes. The Company's earnings per share for the three months ended September 30, 2000 was $0.08 basic and $.0.07 diluted respectively, and $0.37 basic and $0.33 diluted per share for the nine months ended September 30, 2000, respectively, compared to $0.17 basic and $0.14 diluted for the three months ended September 30, 1999 and $0.42 basic and $0.33 diluted for the nine months ended September 30, 1999.

Net Interest Income and Average Balances

     Net interest income is a key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income for the third quarter of 2000 was $2.4 million, or 1.5% greater than the third quarter of 1999, and was $8.0 million, or 19.2% greater for the nine months ended 2000 as compared to the same period in 1999. The increase generally reflected management's strategy of pursuing diversification of the Bank's loan composition while maintaining adequate margins over minimum required capital levels. The increase also reflects an improving yield on the Bank's loan portfolio and an increase in mortgage-backed and investment securities.

     The Bank's net interest margin (net interest income divided by total average interest-earning assets) for the three and nine months ended September 30, 2000 was 4.02% and 4.29%, respectively. These margins compare to net interest margin for the three and nine months ended September 30, 1999 of 4.06% and 4.08%, respectively. The Bank's net interest spread (the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities) for the three and nine months ended September 30, 2000 was 3.27% and 3.38%, respectively. These spreads compare to net interest spread for the three and nine months ended September 30, 1999 of 3.07% and 3.35%, respectively.



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


                                                             Three Months Ended September 30,
                                                        2000                               1999
                                            Average   Interest/   Yield/      Average   Interest/   Yield/
                                            Balance   Expense      Rate       Balance    Expense    Rate
ASSETS
Interest-earning assets:
  Interest-earning deposits                 $   4,005   $    65    6.49%      $  10,311   $  138     5.35%
  Investment securities                        31,905       440    5.52%         29,231      389     5.32%
  Mortgage-backed securities                   44,183       743    6.73%         47,692      818     6.86%
  Net loans                                   161,331     3,878    9.62%        155,256    3,421     8.81%
    Total interest-earning assets             241,424   $ 5,126    8.49%        242,490   $4,766     7.86%
Noninterest-earning assets                     18,473                            11,879
  Total assets                              $ 259,897                          $254,369
                                            =========                          ========

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                     $  14,108   $   108    3.06%       $ 13,762   $   98     2.85%
  Money market accounts                        10,410        98    3.77%         17,593      163     3.71%
  Savings deposits                             28,994       212    2.92%         33,797      245     2.90%
  Certificates                                107,100     1,519    5.67%        113,985    1,614     5.66%
    Total deposits                            160,612     1,937    4.82%        179,137    2,120     4.73%
  Borrowed money                               46,259       765    6.61%         13,208      185     5.60%
    Total interest-bearing liabilities        206,871     2,702    5.22%        192,345    2,305     4.79%
Non-interest-bearing liabilities               15,280                            25,857
  Total liabilities                           222,151                           218,202
Retained earnings or shareholders'
  equity                                       37,746                            36,167
    Total liabilities and retained
      earnings or shareholders' equity       $259,897                          $254,369
                                              =======                           =======
Net interest income                                      $2,424                            $2,461
                                                          =====                             =====
Interest rate spread                                               3.27%                             3.07%
Net yield on interest-earning assets                               4.02%                             4.06%
Ratio of interest-earning assets to
  interest-bearing liabilities                                     1.24x                             1.26x




                                                             Nine Months Ended September 30,
                                                        2000                               1999
                                            Average   Interest/   Yield/      Average   Interest/   Yield/
                                            Balance   Expense      Rate       Balance    Expense    Rate
ASSETS
Interest-earning assets:
  Interest-earning deposits                 $   2,275   $   108    6.33%      $  19,650  $   798     5.41%
  Investment securities                        31,440     1,429    6.06%         24,556    1,061     5.76%
  Mortgage-backed securities                   45,292     2,243    6.60%         42,264    1,858     5.86%
  Net loans                                   170,448    12,019    9.40%        133,416    9,551     9.55%
    Total interest-earning assets             249,455   $15,799    8.44%        219,886  $13,268     8.05%
Noninterest-earning assets                     15,926                            27,286
  Total assets                              $ 265,381                          $247,172
                                            =========                          ========

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                     $  12,911   $   258    2.66%       $ 11,581   $  232     2.67%
  Money market accounts                        11,928       328    3.67%         15,297      417     3.63%
  Savings deposits                             29,267       632    2.88%         30,563      665     2.90%
  Certificates                                110,534     4,641    5.60%        120,973    4,922     5.42%
    Total deposits                            164,640     5,859    4.74%        178,414    6,236     4.66%
  Borrowed money                               40,087     1,917    6.38%          7,046      301     5.70%
    Total interest-bearing liabilities        192,807     7,776    5.06%        185,460    6,537     4.70%
Non-interest-bearing liabilities               25,579                            25,470
  Total liabilities                           228,306                           210,930
Retained earnings or shareholders'
  equity                                       37,075                            36,242
    Total liabilities and retained
      earnings or shareholders' equity       $265,381                          $247,172
                                              =======                           =======
Net interest income                                      $8,023                            $6,731
                                                          =====                             =====
Interest rate spread                                               3.38%                             3.35%
Net yield on interest-earning assets                               4.29%                             4.08%
Ratio of interest-earning assets to
  interest-bearing liabilities                                     1.29x                             1.19x



Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. The adequacy of the loan loss allowance is reviewed monthly by the Board of Directors. See "Asset Quality - Allowance for Loan Losses." The Bank provided a loan loss allowance of $100,000 and a recovery of $18,000 for the nine months ended September 30, 2000, no additional provision was provided for the three months ended September 30, 2000,. Additionally, the Bank did not have any charge-offs against the allowance for loan losses during such period. During the nine month and three month periods ended September 30, 1999, the Bank did not provide a loan loss allowance and had no recovery or charge-offs against the allowance for loan losses.

Non-interest Income

     Non-interest income consists of gain on sale of loans, service charges, rental income and other income. For the three months ended September 30, 2000, non-interest income decreased by $158,000 to $144,000 or 52.3% from $302,000 for the same period in 1999. Non-interest income decreased by $398,000, or 45.9% for the same period in 1999. The principal reasons for the decrease in non-interest income was a $272,000 decrease in gain on sale of loans to $119,000 in 2000 from $391,000 in 1999, due to a decrease in number of loans sold by Transnational Mortgage Corp. in 2000. For the nine months ended September 30, 2000, increases in loan fees, service charges and rental income were offset by decreases in the gain on sale of loans and other income resulting largely from the decrease in Transnational's business.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs and other operating expenses. For the three months ended September 30, 2000, total non-interest expense increased $175,000 or 9.4% to $2,043,000, compared to $1,868,000 for the same period in 1999. Total non-interest expense increased by $587,000, or 10.8%, to $6,046,000 for the nine months ended September 30, 2000, from $5,459,000 for the nine months ended September 30, 1999 The principal reasons for the increase was an increase in compensation and employee benefits due to normal salary increases and accrual of bonuses. Non-interest expense also has increased due to costs associated with the Bank's expansion strategy, including the merger of Pennsylvania Savings Bank and First Bank of Philadelphia.

Loss on Investment

     PSB accounts for it's ownership interest in Iron Bridge Holdings, Inc. using the equity method (see Financial Condition for description of equity method). PSB's ownership interest in Iron Bridge Holdings, Inc. reflected a $23,000 and $87,000 loss for the three and nine months ended September 30, 2000.

Provision for Income Taxes

     Income tax provisions for the nine  months ended
September 30, 2000 and 1999 of $650,000 and $221,000,
respectively, generally reflect the Bank's pre-tax income in accordance with the principles of SFAS No. 109, "Accounting for Income Taxes."

Liquidity and Interest Rate Sensitivity

     The maintenance of adequate liquidity and the mitigating of interest rate risk is integral to the management of the Bank's balance sheet. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need credit. Interest rate sensitivity focuses on the impact of fluctuating interest rates and the re-pricing characteristics of rate sensitive assets and liabilities on net interest income.

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return.
Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $50 million credit facility with the Federal Home Loan Bank (FHLB). Advances are secured by all FHLB stock and qualifying mortgage loans. The Bank was in a borrowing position as of September 30, 2000.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the nine months ended September 30, 2000, net cash provided by operating activities was $3.1 million, compared to net cash used by operating activities of $1.6 million for the same period of 1999. During the nine months ended September 30, 2000, net cash provided by investing activities was $9.3 million, compared to net cash used by investing activities of $74.0 million for the same period of 1999. Financing activities used net cash of $16.6 million during the nine months ended
September 30, 2000, compared to $35.1 million in net cash provided in financing activities for the same period of 1999.
The net result of these items was a $4.2 million decrease in cash and cash equivalents for the nine months ended September 30, 2000, compared to a $40.5 million decrease in cash and cash equivalents for the same period of 1999.

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

     In light of these requirements, and regulatory mandates, the Bank will utilize a co-sourced ALM simulation model and adopt rate shock scenario tests of net interest income (NII), net income (NI), and economic value of equity (EVE) related performance as its primary IRR assessment methodology. The rate shock IRR test is consistent with good industry practices with respect to IRR assessment, and its outputs are comparatively straightforward to interpret. NII/NI and EVE IRR are assessed to measure potential risk in all time domains in the balance sheet (NII/NI measures mainly short term IRR while EVE measures longer range IRR).

     EVE IRR assessment is conducted by calculating base case (current rates remain constant) financial performance and comparing this benchmark value to values calculated under alternate +/-100 bp, +/-200 bp, and +/-300 bp rate shock scenarios (instantaneous parallel and lasting shifts of the yield curve). Regulatory focus with respect to EVE is normally on the +/-200 bp rate shock scenarios; the +/-300 bp scenarios are produced for advanced diagnostic purposes. As of September 30, 2000 the Bank's EVE performance is slightly asset sensitive in the near term. EVE decreases in the +200 bp regulatory rate scenario by 17.42% and increases by 11.65% in the comparable -200 bp rate scenario.

     Normal regulatory focus for NII (and NI) is on exposures in the +/-200 bp rising and declining rate scenario. As of September 30, 2000, the Bank's NII performance is slightly liability sensitive in the near term. NII decreases in the rising rate scenario by -1.37% and increases by 0.31% in the declining rate scenario.



Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At September 30, 2000, the Bank was required to have a minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at September 30, 2000, were 20.5% and 21.3%, respectively, and the Bank's Tier I leverage ratio was 12.9%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

     On September 30, 2000, the Bank was in compliance with regulatory capital requirements as follows:

                                             September 30, 2000
                                                 Minimum             Well
                                                 Capital            Capital
                                  Actual         Requirements     Requirements
                                 Amount  Ratio   Amount  Ratio   Amount  Ratio
Tier I capital to risk
  weighted assets                33,093   20.50%   6,457  4.00%   9,685  6.00%
Total capital to risk
  weighted assets                34,442   21.33%  12,913  8.00%  16,141 10.00%
Leverage to average assets       33,093   12.86%  10,287  4.00%  12,859  5.00%

                                               December 31, 1999
                                                 Minimum             Well
                                                 Capital            Capital
                                  Actual         Requirements     Requirements
                                 Amount  Ratio   Amount  Ratio   Amount  Ratio
Tier I capital to risk
  weighted assets                31,348   17.90%   7,006  4.00%  10,510  6.00%
Total capital to risk
  weighted assets                32,579   18.60%  14,013  8.00%  17,516 10.00%
Leverage to average assets       31,348   11.48%  10,927  4.00%  13,659  5.00%


FINANCIAL CONDITION

General

     The Bank's total assets decreased $13.3 million or 4.8% from $279.6 million at December 31, 1999 to $266.3 million at September 30, 2000. The decrease in assets was primarily the result of a decrease in net loans, loans held for sale and investments.

     Total loans decreased to $170.6 million at September 30, 2000, from $177.6 million at December 31, 1999. The decrease of $7.0 million, or 4.1%, was the result of payoffs of the Bank's student loan program. This program was an existing program of First Bank of Philadelphia and now appears in the Company's consolidated results because of the merger. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 45 to 60 days of origination to an investor. A decrease in construction, commercial and non-residential loans were also contributing factors. Increased loan origination of other loan products such as commercial real estate, SBA loans and consumer loans as well as modest growth in residential mortgage loans were also a factor as illustrated by the following loan composition table:


                                  At September 30,   At December 31,
                                        2000               1999
                                   (In Thousands)     (In Thousands)
                                 Amount    Percent   Amount    Percent   Variance  % Change
Real Estate Loans:
1
  One-to-four family(1)         $ 64,619    37.88%   $ 63,937    35.99%   $   682     1.07%
  Construction loans              21,304    12.49%     23,528    13.25%    (2,224)   -9.45%
  Five or more family
    Residence                      2,237     1.31%      2,712     1.53%      (475)  -17.51%
  Nonresidential                  25,212    14.78%     27,117    15.27%    (1,905)   -7.03%

Commercial loans                   9,376     5.50%     10,682     6.01%    (1,306)  -12.23%
SBA loans                          8,003     4.69%      6,682     3.76%     1,321    19.77%
Student loans held for
  sale                            37,139    21.77%     40,509    22.80%    (3,370)   -8.32%
Consumer loans                     2,715     1.59%      2,468     1.39%       247    10.01%
  Total loans                   $170,605   100.00%   $177,635   100.00%   $(7,030)   -3.96%
                                ========   ======    ========   ======    =======    =====

Less:
  Unearned fees and
    discounts                   $    509             $    389
  Undisbursed loan proceeds           -                     7
  Allowance for loan losses        1,349                1,231
  Net Loans                     $168,747             $176,008
                                ========             ========

(1) Includes loans held for sale



     Total investment securities (including mortgage-backed securities and excluding BankZip and other investments) decreased
$1.9 million, or 2.6%, to $71.7 million at September 30, 2000, from $73.6 million at December 31, 1999.

     On January 29, 1999, PSB purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, of Iron Bridge Holdings, Inc. ("Iron Bridge"). PSB purchased the shares for a total cost of $1.25 million. On February 25, 2000, PSB purchased 347,750 shares of Series A Convertible Preferred Stock, $.01 par value per share of Iron Bridge for a total cost of $500,000. PSB owns 100% of Iron Bridge's Series A Convertible Preferred Stock. Iron Bridge is the holding company for McGuire Performance Solutions, Inc., a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions. PSB accounts for it's ownership interest in Iron Bridge using the equity method which initially records an investment in stock at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. As of September 30, 2000, PSB had an ownership interest of 49% of Iron Bridge and adjusted it's investment to recognize an $87,000 loss.

     On November 16, 1999, PSB purchased a convertible debenture in the amount of $2.5 million with an initial rate of 5.45% from ZipFinancial.Com.Inc (d/b/a Bankzip.com). BankZip aggregates and provides Internet-based services to community financial institutions. This menu of Internet services has two dimensions-an external consumer dimension and an internal bank operations dimension. From a consumer banking perspective, the aggregated services, such as online applications, instant online loan decisions, full call center support and marketing support, enable community financial institutions to provide a complete online banking solution for existing customers and attract new customers. BankZip's menu of Internet services also allows community financial institutions to convert back-office processes to a more cost-effective online environment. By converting back-office processes to an online environment, financial institutions can convert fixed expense to variable expense. As a result, financial institutions realize significant cost savings and efficiencies while simultaneously enhancing their ability to deliver products and services to online and offline customers.

     On September 15, 2000, an involuntary bankruptcy petition was filed against ZipFinancial.Com, Inc. by one of its vendors, the petition was subsequently dismissed on October 23, 2000. On November 2, 2000, BankZip completed $410,000 in additional financing and is seeking additional financing of $1.5 to $2.0 million. The company has entered into a term sheet with a strategic investor to provide a $1.0 million line of credit. The ability to draw on the line of credit will be dependent on sales. The continued viability of the company is dependent on its ability to raise additional capital. No assurances can be given that the company will be able to raise additional capital. To reflect the uncertainty surrounding this investment, as of September 30, 2000, PSB has established an equity account valuation reserve pursuant to SFAS 115 of 50% or $1.25 million while BankZip seeks additional financing.

     Cash and cash equivalents, including interest-bearing deposits with banks, decreased $4.2 million or 24.3% to $13.1 million at September 30, 2000, from $17.3 million at December 31,
1999. This decrease was the result of the redemption of certificate of deposits and disbursements of loan proceeds.

     Total liabilities decreased from $243.6 million at December 31, 1999 to $229.0 million at September 30, 2000. This $14.6 million, or 6.0% decrease, was primarily due to a $17.8 million decrease in total deposits due to a run off of certificate of deposits, and a decrease in securities purchased under agreements to resale. Due to rising interest rates and the competitive market, the Bank has reduced it's primary source of funds (deposits), and utilized borrowed funds which yield a lower interest rate.



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

Non-Performing Assets

     The Bank's level of non-performing assets increased $1.3 million or 41.9%, during the nine months ended September 30, 2000, from $3.1 million at December 31, 1999 to $4.4 million at September 30, 2000. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of September 30, 2000 and December 31, 1999 (dollars in thousands):

                             At September 30,     At December 31,
                                  2000                 1999

Loans past due 90 days or
  more as to interest or
  principal and accruing
  interest                        $     -            $     180
Nonaccrual loans                     3,194               1,878
Loans restructured to provide
  a reduction or deferral of
  interest or principal                 -                   -
Total nonperforming loans            3,194               2,058
Real estate owned (REO)              1,169               1,047
  Total nonperforming assets      $  4,363           $   3,105
                                  ========           =========

Nonperforming loans to total
  loans                               1.87%               1.16%
Nonperforming assets to
  total assets                        1.63%               1.11%
Allowance for loan losses
  to total loans                      0.79%               0.69%
Allowance for loan losses
  to nonperforming loans             42.24%              59.82%
Allowance for loan losses to
  nonperforming assets               30.92%              39.65%
Net charge-offs as a percentage
  of total loans                         -                   -



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

     Based upon management's analysis, the Bank recorded provisions for loan losses during the nine month and three month periods ended September 30, 2000 of $100,000 and $0, respectively. The Bank recorded no provisions for the nine month and three month periods September 30, 1999. The Bank recorded no charge-offs for the nine month and three month periods ended September 30, 2000 and 1999. The Bank recorded a recovery of $18,000 and $0 for the nine month and three month periods September 30, 2000 and 1999.



Part II.  OTHER INFORMATION

Item 2    Legal Proceedings

     None.

Item 3    Changes in Securities

     None.

Item 4    Defaults upon Senior Securities

     None.

Item 5    Submission of Matters to a Vote of Security Holders

    None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K - 	On November 3, 2000, a Form 8-
K was filed by PSB announcing the signing of an Agreement and Plan of Merger with Jade Financial Corp.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.


                              PSB BANCORP, INC

                              By:/s/Karen Washington
                                 Karen Washington
                                 (Principal Financial Officer and
                                 Chief Accounting Officer)


November 13, 2000