Form 10-K
period 2000-12-31
PSB BANCORP INC
filed 2001-04-16
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 2000, or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number:  000-24601

                        PSB BANCORP, INC.
      (Exact name of registrant as specified in its charter)

       Pennsylvania                               23-2930740
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

                   11 Penn Center, Suite 2601
                        1835 Market Street
                      Philadelphia, PA 19103
             (Address of principal executive offices)

                          (215)979-7900
       Registrant's telephone number, including area code:

   Securities registered pursuant to Section 12 (b) of the Act:
                              None

   Securities registered pursuant to Section 12 (g) of the Act:
                   Common Stock ($0.01 par value)

     Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                     No  ____

     Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of April 12, 2001 was $17,406,941. As of April 12, 2001, the Registrant had 4,095,751 shares of common stock outstanding.

             Documents incorporated by reference: None



                          PSB BANCORP, INC.

                              FORM 10-K

                For the Year Ended December 31, 2000

                          Table of Contents

                                                        Page No.

PART I
     Item 1.  Description of Business                       4
     Item 2.  Description of Property                      13
     Item 3.  Legal Proceedings                            13
     Item 4.  Submission of Matters to a Vote of
              Securities Holders                           13

PART II
     Item 5.  Market for Common Equity
              and Related Stockholder Matters              14
     Item 6.  Selected Financial Data                      14
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                   15
     Item 7A  Quantitative and Qualitative
              Disclosures about Market Risk                41
     Item 8.  Financial Statements                         41
     Item 9.  Changes In and Disagreements With
              Accountants on Accounting and Financial
              Disclosure                                   41

PART III
     Item 10. Directors, Executive Officers, Promoters
              and Control Persons; Compliance With
              Section 16(a) of the Exchange Act            42
     Item 11. Executive Compensation                       44
     Item 12. Security Ownership of Certain
              Beneficial Owners and Management             52
     Item 13. Certain Relationships and Related
              Transactions                                 54
     Item 14. Exhibits and Reports on Form 8-K             54



PART I

Item 1  Business

     PSB Bancorp, Inc. ("PSB")was organized as a Pennsylvania business corporation on October 3, 1997 for the purpose of becoming a holding company for First Penn Bank (the "Bank"). PSB is subject to regulation by the Federal Reserve Bank of Philadelphia, and its principal business is the ownership of First Penn Bank. At December 31, 2000, PSB had total assets of $254.8 million, total deposits of $204.2 million and shareholders' equity of $36.0 million.

     On October 12, 1999, PSB completed its acquisition of First Bank of Philadelphia. In connection with the acquisition, each outstanding share of First Bank of Philadelphia was exchanged for .857 shares of PSB common stock. In addition, options to acquire 1,612,500 shares of First Bank of Philadelphia were converted into options to acquire 1,381,912 shares of PSB's common stock.

     As part of the transaction, PSB merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank of Philadelphia, which holds a state commercial bank charter. The resulting operating subsidiary operates under the name of First Penn Bank and holds a state commercial bank charter. This provides First Penn Bank with greater lending flexibility. First Penn Bank operates 7 full-service offices. Six offices are located in Philadelphia, Pennsylvania and one office is located in Glenside, Montgomery County, Pennsylvania.

     The Bank is primarily engaged in the business of attracting deposits from the general public in First Penn Bank's market area and investing such deposits in loans secured by residential mortgage loans, commercial real estate loans, commercial business loans, construction loans, student loans and mortgage-backed securities. First Penn Bank's deposits are insured by the Savings Association Insurance Fund of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the 1995 mutual holding company reorganization. Deposits accepted by First Penn Bank after the mutual holding company reorganization are insured by the FDIC's Bank Insurance Fund.

     Historically, the Bank has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences for retention in First Penn Bank's portfolio. First Penn Bank has expanded origination of one- to four-family residential mortgage loans for resale in the secondary market through expansion of its mortgage banking operations. As part of a strategy to diversify its loan portfolio, achieve a higher net interest margin and reduce interest rate risk, First Penn Bank has increased its origination of construction loans, commercial real estate loans, commercial business loans, multifamily real estate loans and student loans. To a lesser extent, First Penn Bank and its subsidiaries also originate consumer loans, including home equity, second mortgage, and other consumer loans. First Penn Bank expects to continue this diversification trend.

     As part of the Bank's strategy to continue diversifying its product offerings, PSB has entered into an Agreement and Plan of Reorganization with Jade Financial Corp. Jade Financial Corp. has one subsidiary bank, IGA Federal Savings Bank, which has a high concentration of consumer loans, particularly automobile and personal loans. The addition of these deposits and lines of business will allow the Bank to further diversify its loan portfolio, and add additional lines of revenue. The acquisition also provides the Bank with an additional five branch offices in Philadelphia and the counties surrounding the Philadelphia metropolitan area which will increase the Bank's geographical reach and provide access to a larger customer base.

     Through First Penn Bank's subsidiary, Transnational Mortgage Company, First Penn Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination, purchase, sale and servicing of first mortgage loans secured by one- to four-family homes. Such loans are sold either as individual loans, as mortgage-backed securities, or as participation certificates issued or guaranteed by FNMA or FHLMC. Loans may be sold either on a servicing retained or servicing released basis.

     First Penn Bank's principal sources of funds are deposits and the principal and interest payments on loans, investment securities and mortgage-backed securities. First Penn Bank has available credit with the Federal Home Loan Bank of Pittsburgh ("FHLB"). At December 31, 2000, First Penn Bank had no advances outstanding with the FHLB. The principal source of income is interest received from loans, investment securities and mortgage-backed securities. First Penn Bank's principal expenses are the interest paid on deposits and borrowings and the cost of employee compensation and benefits.

Business Strategy

     PSB's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent financial institution. Generally, PSB seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans and student loans, mortgage-backed securities and other liquid investment securities. PSB's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its lending operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing the origination for portfolio of commercial real estate, construction, commercial business and student loans that generally bear higher interest rates and have shorter terms than residential mortgage loans. The pending acquisition of Jade Financial Corp with its five branch network and emphasis on consumer lending is consistent with this strategy.

Subsidiaries

     PSB's only subsidiary is First Penn Bank. First Penn Bank owns three direct subsidiaries and one indirect subsidiary. Transnational Mortgage Corp. is engaged in a mortgage banking business, PSA Service Corp. conducts real estate appraisals, processes credit applications and provides other services in connection with the origination of loans. PSA Financial Corp. primarily originates business loans and commercial real estate loans. Its subsidiary, PSA Consumer Discount Company, primarily originates consumer loans.

Personnel

     As of December 31, 2000, PSB and the Bank had 68 full-time and two part-time employees. The Bank is not a party to any collective bargaining agreements.

Competition

     In the Philadelphia metropolitan market area, the banking business is highly competitive. First Penn Bank competes with local commercial banks as well as numerous regionally-based commercial banks that have assets, capital and lending limits significantly larger than those of First Penn Bank. First Penn Bank also competes with thrift institutions, savings institutions, credit unions, issuers of commercial paper, other securities and other non-depository institutions. First Penn Bank seeks to be competitive with respect to interest rates paid and charged, and for service charges on customer accounts.

     Among the advantages many of First Penn Bank's competitors have over First Penn Bank are larger asset and capital bases, and the ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Many international banking services are indirectly offered through correspondent relationships. By virtue of their greater capital base, most competitors have substantially higher lending limits than those of First Penn Bank.

Regulation of First Penn Bank

     As a state-chartered bank, First Penn Bank is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking (the "Department") and is subject to the applicable provisions of the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"). First Penn Bank is a member of the Federal Reserve System and is subject to regulation, supervision, reporting requirements and regular examinations by the Federal Reserve Board. In addition, First Penn Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured account holder. The FDIC has the authority to increase its insurance premiums to cover losses and expenses. Some aspects of the lending and deposit business that are regulated by the Federal Reserve Board and the FDIC include personal lending, commercial lending, mortgage lending, reserve requirements against certain deposit accounts and the maintenance of the requisite capital to asset ratios. First Penn Bank is also subject to numerous federal, state and local laws and regulations that set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. As a consequence of the extensive regulation of commercial banking activities in the United States, First Penn Bank's business is particularly susceptible to changes in federal and state legislation and regulation that may negatively affect the cost of doing business.

     In December of 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provided increased funding for the FDIC Bank Insurance Fund ("BIF") and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized under the following specified capital tiers as "well-capitalized," "adequately capitalized," "undercapitalized, "significantly undercapitalized" or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio and certain other factors. First Penn Bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. At December 31, 2000, First Penn Bank was "well-capitalized" under these regulations.

Regulation of PSB

     PSB is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a bank holding company, PSB's activities and those of its subsidiary are limited to the business of banking and activities closely related or incidental to banking, and PSB may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, without prior approval of the Federal Reserve.

     Under Federal Reserve policy, PSB is expected to act as a source of financial strength to First Penn Bank and to commit resources to support First Penn Bank, i.e., to downstream funds to First Penn Bank. This support may be required at times, when absent such policy, PSB might not otherwise provide such support. Any capital loans by PSB to First Penn Bank are subordinate in right of payment to deposits and to certain other indebtedness of First Penn Bank. In the event of PSB's bankruptcy, any commitment by PSB to a federal bank regulatory agency to maintain the capital of First Penn Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     PSB is subject to restrictions under federal law that limit its ability to receive funds from First Penn Bank, whether in the form of loans, other extensions of credit, investments and asset purchases. Such transfers by First Penn Bank to PSB are generally limited in amount to 10% of First Penn Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. First Penn Bank has never made any loan or extension of credit to PSB nor has it purchased any assets from PSB.

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

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e, securities underwriting, insurance underwriting, and certain other activities that are financial in nature as determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on PSB. The intent and scope of the act is positive for the financial services industry, and is an attempt to modernize federal banking laws and make U. S. institutions competitive with those from other countries.
While the legislation makes significant changes in U. S. banking law, such changes may not directly affect PSB's business unless it decides to avail itself of new opportunities available under the new law. PSB does not expect any of the provisions of the new Act to have a material adverse effect on the Bank's existing operations, or to significantly increase its costs.

Interstate Acquisitions

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

National Monetary Policy

     As previously indicated, the earnings and growth of the Bank are, and will continue to be, affected by the policies of the regulatory authorities, including the Pennsylvania Department of Banking ("PDOB"), the Federal Reserve and the FDIC. In addition to the supervisory and regulatory duties as they are related to operation of a bank, the Federal Reserve is also responsible for the regulation of the United States money supply and additional credit conditions. This controlling influence is undertaken in response to national and international economic developments. Among the means available to the Federal Reserve to implement these objectives are open market operations in U.S. government securities, establishing the interest rate on temporary loans made to banks (i.e., the discount rate) and other measures. Alternatives to controlling economic conditions are used in varying combinations to influence overall growth and credit distribution, lending, investing and savings. The effect of these various controlling influences may affect interest rates charged on loans or paid on deposits.

     Bank profitability is significantly dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and borrowed money and the interest received by a bank on securities held in its investment portfolio and loans originated and maintained by the bank comprise the major portion of a bank's earnings. Thus, the earnings and growth of a bank will be subject to the influence of economic conditions, both domestic and foreign, and on the levels of and changes in interest rates. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be predicted.

Dividend Limitations

     The Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of First Penn Bank is less than the amount of its capital, the Bank shall, until the surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the bank for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of First Penn Bank is less than fifty percent of the amount of the capital, no dividend may be declared or paid without the prior approval of the PDOB until the surplus is equal to fifty percent of the bank's capital. Additionally, the PDOB has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.

     Under the Federal Reserve Act ("FRA"), as amended, if losses have at any time been sustained by First Penn Bank, equal to or exceeding its undivided profits then on hand, no dividend shall be made; and no dividends shall ever be made in an amount greater than the bank's net profits. Cash dividends must be approved by the Federal Reserve, if the total of all cash dividends declared by the First Penn Bank in any calendar year, including the proposed cash dividend, exceeds the total of the bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve has the authority under the FRA to prohibit the payment of cash dividends by a bank when it determines such payment to be an "unsafe and unsound banking practice" under the existing circumstances.

Transactions with Affiliates

     Extensions of credit by First Penn Bank to executive officers, trustees, and principal shareholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O. These rules limit the aggregate amount of loans to any such individual and their related interests, and require that all such loans be pre-approved by the full Board of PSB, voting without such person being present. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of such persons, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, trustees, principal shareholders, or employees of the institution. Loans can be made to employees, including executives and trustees, on more favorable terms than to the general public, if all employees are eligible for such preferential terms. Regulation O also sets forth additional limitations on extensions of credit by an institution to its executive officers. Management believes that First Penn Bank is in compliance with Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O.

Item 2  Description of Property

     As of December 31, 2000, the Bank conducted its business through an executive/administrative office and seven full-service offices. On October 12, 1999 the Bank acquired First Bank Of Philadelphia's office at 1632 Walnut Street, Philadelphia, PA 19103. The aggregate net book value of the Bank's office premises and equipment was $1.8 million as of December 31, 2000. The Bank is leasing its Center City full-service office and executive office for a term of eleven years and it's 1632 Walnut Street office for ten years. Lease expense for the years ended December 31, 2000, 1999 and 1998 was $371,147, $274,800, and $281,698,
respectively.

Item 3  Legal Proceedings

     Periodically, there have been various claims and lawsuits involving First Penn Bank, such as claims to enforce liens, condemnation proceedings on properties in which First Penn Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. First Penn Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Item 4  Submission of Matters to a Vote of Securities Holders

     PSB's annual meeting of shareholders was held on December 6, 2000. The following matters were voted upon and approved by the vote indicated.

          - The election of two Class II directors to hold office for three years from the date of election, following are the results of those elections:

               Nominee               Voting Results

          James W. Eastwood          For 3,505,118
                                     Withheld 268,796

          Stephen Marcus             For 2,340,632
                                     Withheld 269,223

                           PART II

Item 5  Market for Common Equity and Related Stockholder Matters

     The common stock of PSB Bancorp, Inc is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "PSBI". The following table sets forth the high and low bid prices for PSB's common stock, as reported by Nasdaq. The following quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As the table indicates, PSB did not declare any cash dividends for the periods indicated.

                           2000               1999        Cash
                        Bid Prices        Bid Prices    Dividend
                      High       Low     High     Low   Declared

First Quarter        5 1/8     4 7/8    6 1/2    6 1/2      -
Second Quarter       4 5/16    4 5/16   6 1/4    6 1/4      -
Third Quarter        4 15/32   4 1/4    6 3/16   6          -
Fourth Quarter       4 1/8     4 1/16   4 1/2    4 1/4      -

Item 6  Selected Financial Data

     The selected financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of the Financial Condition and Results of Operations" of PSB and the financial statements of PSB included elsewhere herein (dollars in thousands, except for per share data).

                                                                         At and for the Year Ended
                                                                                 December 31,
                                                        2000        1999        1998         1997        1996
BALANCE SHEET DATA:
Total assets                                          $254,819    $279,608    $227,486    $194,910    $185,768
Cash and cash equivalents                               17,906      17,275      47,527      41,584      48,308
Loans receivable, net                                  145,856     167,787     121,240     110,218      99,453
Loans held for sale                                      9,080       8,221       6,938       6,575       4,598
Investment securities                                   30,208      30,435      21,447      23,165      19,526
Mortgage-backed securities                              43,137      46,957      23,400       5,002       5,942
Deposits                                               204,175     193,210     185,654     169,051     163,273
Retained earnings or shareholders' equity               35,982      36,047      36,130      19,983
18,751
Book value per share                                      8.79        8.26        8.22        8.73        -
SUMMARY STATEMENT OF OPERATIONS:
Interest income                                         21,139      18,561      15,226      13,837      13,018
Interest expense                                        10,624       9,219       7,800       7,376       6,941
  Net interest income                                   10,515       9,342       7,426       6,461       6,077
Provision for loan losses                                  100         200         283          60         133
  Net interest income after provision for loan
    losses                                              10,415       9,142       7,143       6,401       5,944
    Noninterest income                                     687         913       1,373       1,169       1,000
    Noninterest expense                                  8,326       8,198       6,517       6,113       6,402
Loss on investment in Iron Bridge Holdings, Inc.           101           -           -           -           -
Loss on investment in ZipFinancial, Inc.                 2,500           -           -           -           -
Income before income taxes                                 175       1,857       2,006       1,457         542
Income tax provision                                        10        (227)        342         345         201
Net income                                                 165       2,084       1,664       1,112         341
Earnings per share - basic(3)                         $   0.04    $   0.48    $   0.38    $   0.49    $      -
Earnings per share - diluted                          $   0.04    $   0.40    $   0.32    $   0.38    $      -
PERFORMANCE DATA:
Return on average assets                                 0.005%       0.76%       0.81%       0.90%       0.18%
Return on average equity                                  0.04%       5.79%       5.94%       7.59%       1.82%
Dividend payout                                              -           -           -           -           -
Equity to assets                                         14.17%      12.89%      15.88%      11.88%      10.09%
Interest rate spread                                      3.17%       2.66%       2.89%       3.01%       3.00%
ASSET QUALITY DATA:
Nonperforming loans to total loans                        1.98%       1.16%       1.83%       2.53%       5.36%
Nonperforming assets to total assets                      1.63%       1.11%       1.60%       2.68%       4.43%
Allowance for loan losses to total loans                  0.86%       0.69%       0.80%       0.82%
1.35%
Allowance for loan losses to nonperforming loans         43.59%      59.82%      43.56%      32.50%
25.11%
Allowance for loan losses to nonperforming assets        32.58%      39.65%      28.29%      18.49%
17.00%
Net charge-offs as a percentage of total loans               -           -        0.21%       0.42%       0.45%
Loans past due 90 days or more as to interest or
  principal and accruing interest                     $     -          180    $           $    232    $  2,468
Nonaccrual loans                                         3,095       1,882       2,367       2,737       3,108
Total non-performing loans                               3,095       2,062       2,367       2,969       5,576
Real estate owned (REO)                                  1,046       1,047       1,277       2,249       2,659
Total non-performing assets                           $  4,141    $  3,109    $  3,644    $  5,218    $  8,235

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of PSB Bancorp, Inc. should be read in conjunction with the consolidated financial statements of PSB Bancorp, Inc., including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND
1998

General

     PSB's results of operations depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

Performance Overview - PSB's net income for 2000 was $165,000 or $0.04 on a diluted per share basis compared to net income of $2.1 million or $0.40 per diluted share for 1999 and net income of S1.7 million or $0.32 per diluted share for 1998. The significant decrease in net income from 1999 to 2000 was the result of a one-time charge taken by PSB to reflect the write-off of a $2.5 million investment in BankZip.com, an aggregator of Internet banking services that has ceased operations. PSB's net income for 2000, without the one-time charge, would have been $2.7 million or $0.63 on a diluted per share basis. The overall increase in PSB's revenue from 1999 to 2000 was primarily due to an increase in volume in the Bank's consumer loan portfolio and secondarily to a slight improvement in the yield on the overall loan portfolio. The increase in net income from 1998 to 1999 was due largely to an increase in net interest income resulting from an improvement in the Bank's net interest margin as discussed below.

Net Interest Income and Average Balances

     Net interest income is the key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income in 2000 of $10.5 million was $1.2 million or 12.90% higher than 1999's net interest income of $9.3 million. The Bank had net interest income of $9.3 million in 1999 which was 25.67% higher than 1998's net interest income of $7.4 million.

     The Bank's net interest margin, net interest income divided by total average interest-earning assets, increased 22 basis points from 3.94% in 1999 to 4.16% in 2000, primarily due to a $1.6 million increase in the volume of the consumer loan portfolio and a 64 basis point increase in the overall yield of the average interest-earning assets. In 1999, the net interest margin increased 18 basis points to 3.94% from 3.76% for 1998. The improvement in the Bank's net interest margin in 1999 reflected an improvement in the Bank's yield on interest earning assets, a lower cost of funds and the resolution of a significant portion of the Bank's non-performing assets portfolio and subsequent conversion of those assets to a performing basis.

     The Bank's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities, increased 43 basis points to 3.17% in 2000, however in 1999, the Bank experienced a decrease of 15 basis points to 2.74% from 2.89% for 1998. Although in 2000, the Bank experienced an overall increase in interest-bearing liabilities, the rate paid on those liabilities increased by only 21 basis points to 5.20% from 4.99% in 1999, while the yield earned on interest-earning assets increased 64 basis points. The decrease in the net interest spread to 2.74% in 1999 from 2.89% in 1998 was primarily due to a 285 basis point increase in the average rate paid on borrowed money, and an increase in the amount of borrowed funds while the average yield on interest-earning assets increased by only two basis points.

     The Bank's yield on average interest-earning assets increased to 8.37% for 2000 compared to 7.73% in 1999. In 1999, the Bank's yield on average interest-earning assets was 7.71% identical to the yield for 1998. Average loans of $167.0 million at December 31, 2000 represented 66% of total interest-earning assets, providing an average yield of 9.60%, average loans of $150.0 million at December 31, 1999, represented 63% of total average interest-earning assets, and provided an average yield of 8.96%, compared to average loans of $123.0 million at December 31, 1998, representing 63% of total average interest-earning assets, and providing an average yield of 9.18%. The substantial increase in the yield on the loan portfolio in 2000 was due to the Bank's successful strategy of increasing the volume of higher yielding consumer loans. Average investments and interest bearing deposits with banks decreased $4.6 million or 5.10% at December 31, 2000 from December 31, 1999. At December 31, 1999, average investments and interest bearing deposits with banks increased $15.9 million or 21.47% to $90.0 million, from $74.1 million at December 31, 1998.

     At December 31, 2000, total average-interest bearing liabilities increased $22.2 million or 12.18% to $204.3 million compared to $182.1 million at December 31, 1999. Total average interest-bearing liabilities increased $20.2 million or 12.48% at December 31, 1999, from $161.9 million at December 31, 1998. Total interest expense increased $1.5 million at December 31, 2000 to $10.6 million as compared to a total interest expense increase of $1.4 million to $9.2 million at December 31, 1999 from $7.8 million for 1998. The Bank's cost of funds has continuously increased over the last three years from 4.82% in 1998 to 4.99% in 1999 and 5.20% in 2000.

     Net interest income of $10.5 million in 2000 was 12.56% higher than net interest income of $9.3 million in 1999. Net interest income of $9.5 million in 1999 was 25.80% higher than the 1998 total of $7.4 million. In 2000, total interest income increased $2.6 million to $21.1 million compared to an increase in 1999 of $3.3 million to $18.5 million from $15.2 million in 1998. The Bank had an increase in total interest expense in 2000 of $1.5 million compared to an increase in 1999 of $1.3 million.

     The following tables presents a summary of the principal components of and changes in interest income and interest expense for the periods indicated (in thousands):

                                                                                  Changes From Prior Period
                                                 Year Ended December 31,       2000 to 1999      1999 to 1998
                                                 2000      1999      1998      Amt.     Pct.      Amt.     Pct.
Interest income:
  Interest bearing deposits with bank          $   239      $939   $ 2,340   $ (700)   (75%)   $(1,401)
(60%)
  Investment securities                          1,835     1,535     1,233      300     20%        302     24%
  Mortgage-backed securities                     3,011     2,630       327      381     14%      2,303    704%
  Loans                                         16,054    13,457    11,326    2,597     19%      2,131     19%
Total interest income                          $21,139   $18,561   $15,226   $2,578     14%     $3,335     22%

Interest expense
  Now checking accounts                            316       310       151        6      2%        159    105%
  Money market accounts                            425       580       461     (155)   (27%)       119     26%
  Savings accounts                                 851       862       840      (11)    (1%)        22      3%
  Certificates of deposit                        6,450     6,518     6,182       13    .20%        336      5%
  Borrowings                                     2,582       949       166    1,552    164%        783    472%
Total interest expense                         $10,624   $ 9,219   $ 7,800   $1,405     15%     $1,419     18%

Net interest income                            $10,515   $ 9,342   $ 7,426   $1,173     13%     $1,916     26%

Average Balance Sheets and Rate/Yield Analysis

     Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table presents, on a tax equivalent basis, the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or incurred on interest-earning assets and interest-bearing liabilities, as well as average rates for the period indicated:

Consolidated
                                                          Year Ended December 31,
                                       2000                        1999                         1998
                            Average            Yield/    Average            Yield/    Average            Yield/
                            Balance  Interest   Rate     Balance  Interest   Rate     Balance  Interest   Rate
                                                        (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Interest-earning
    deposits(1)            $ 12,601   $   239   1.90%   $ 23,227   $   940   4.05%   $ 49,201   $ 2,340
4.76%
  Investment securities      28,405     1,835   6.46      22,034     1,534   6.96      18,573     1,233   6.64
  Mortgage-backed
    securities               44,409     3,011   6.78      44,751     2,630   5.88       6,326       327   5.17
  Net loans(2)              167,250    16,054   9.60     150,223    13,457   8.96     123,430    11,326   9.18
    Total interest-
      earning assets       $252,665   $21,139   8.37%   $240,235   $18,561   7.73%   $197,530
$15,226   7.71%
Noninterest-earning
    assets                    9,880                        6,942                        7,514
  Total assets             $262,545                     $247,177                     $205,044

LIABILITIES
Interest-bearing
  liabilities:
  Now checking accounts    $ 15,150   $   316   2.09%   $  8,924   $   310   3.47%   $  2,322   $    73
3.14%
  Money market accounts      10,373       425   4.10      15,761       580   3.68       4,469       166   3.71
  Savings deposits           28,866       851   2.95      29,686       862   2.90      42,184     1,213   2.88
  Certificates              114,812     6,450   5.62     118,623     6,518   5.49     110,203     6,182   5.60
    Total deposits          169,201     8,042   4.80     172,994     8,270   4.78     159,178     7,634   4.80
  Borrowed money             35,103     2,582   7.30       9,129       949  10.40       2,737       166   6.06
    Total interest-
      bearing
      liabilities          $204,304   $10,624   5.20%   $182,123   $ 9,219   4.99%   $161,915   $ 7,800
4.82%
Non-interest-bearing
  liabilities                21,375                       29,049                       15,118
  Total liabilities        $225,679                     $211,174                     $177,033
Retained earnings or
  shareholders' equity       36,866                       36,005                       28,011
  Total liabilities and
    retained earnings or
    shareholders' equity   $262,545                     $247,177                     $205,044
Net interest income                   $10,515                      $ 9,342                      $ 7,426
Interest rate spread(3)                         3.17%                        2.74%                        2.89%
Net yield on interest-
  earning assets                                4.16%                        3.94%                        3.76%
Ratio of interest-
  earning assets to
  interest-bearing
  liabilities                                   1.24x                        1.32x                        1.22x

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

                                             2000 versus 1999             1999 versus 1998
                                            Increase (decrease)          Increase (decrease)
                                                             Net                           Net
                                         Volume    Rate     Change    Volume     Rate     Change
Interest Income:
  Interest earning deposits with banks  $ (201)   $(499)   $ (700)   $(1,052)   $(349)   $(1,401)
  Investment securities                    411     (110)      301        242       60        302
  Mortgage-backed securities               (23)     403       380      2,259       44      2,303
  Loans                                  1,635      962     2,597      2,402     (271)     2,131
Total interest income                   $1,822    $ 756    $2,578    $ 3,851    $(516)   $ 3,335

Interest Expense
  Now checking accounts                    130     (123)        7        207      (48)       159
  Money market accounts                   (221)      66      (155)       419     (300)       119
  Savings accounts                         (24)      15        (9)      (362)     384         22
  Certificates of deposits                (214)     154       (60)        483     (147)       336
  Borrowings                             1,900     (278)    1,622        665      118        783
Total interest expense                  $1,571    $(114)   $1,405     $1,412    $   7    $1,419

Net change in net interest income       $  251    $ 590    $1,173     $2,439    $(523)   $1,916

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The Bank allocated $100,000, $200,000 and $283,000 as additions to the allowance for loan loss and had charge-offs against the allowance of $0, $0 and $270,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Non-Interest Income

     The following table provides a summary of non-interest income, by category of income, for the three years ended December 31, 2000, 1999, and 1998 (in thousands):

                                         Year Ended December 31,
                                        2000     1999      1998
Service fees on deposit accounts        $412     $434     $  402
Other                                    275      479        971
  Total                                 $687     $913     $1,373

     The major source of non-interest income is gain on sale of loans, other income and service fees on deposit accounts. Non-interest income decreased $226,000 or 24.7% in 2000 which followed a decrease of $460,000 or 33.5% in 1999. The decreases in 2000 and 1999 reflect a continued decrease on gains from the sale of mortgage loans of $185,000 and $372,000 in 2000 and 1999, compared to a gain on sale of loans of $863,000 in 1998. Management expects non-interest income will continue to show a declining trend if: (1) they are unable to reverse the decline in deposit accounts on which they charge service fees; and (2) the subsidiary mortgage company is unable to reverse its current decline in performance.

Non-Interest Expense

     The following table provides a summary of non-interest expense, by category of expense, for the three years ended December 31, 2000, 1999 and 1998 (in thousands):

                                         Year Ended December 31,
                                         2000     1999     1998

Salaries and employment benefits        $4,383   $3,601   $3,252
Rent and occupancy expense               1,162    1,290    1,260
Professional fees                          381    1,064       95
FDIC insurance expense                      37       87       84
General insurance                          139      157       90
Advertising                                129      140      111
Data processing fees                       356      237      211
Directors fees                             246      215      224
Other operating expense                  1,493    1,407    1,183
  Total                                 $8,326   $8,198   $6,510

     Total non-interest expense for 2000 increased a modest $128,000 or 1.56% compared to an increase of $1.7 million or 25.92% to $8.2 million in 1999 from $6.5 million in 1998. Significant items of note that materially affected the increase in non-interest income in 1999, included a $969,000 increase in professional fees to $1.1 million in 1999 from $95,000 in 1998, which was primarily due to fees associated with the merger of Pennsylvania Savings Bank and First Bank of Philadelphia and a $349,000 increase in compensation and employee benefits due to normal salary increases as well as an increase in the number of employees after the merger.

Income Taxes

     The Company had an income tax provision of $10,0000, an income tax credit of $227,000, and an income tax provision of $342,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The 1999 credit resulted from net operating loss carry forwards that were held by First Bank of Philadelphia and used by PSB.

Liquidity and Interest Rate Sensitivity

     Integral to the management of PSB's balance sheet is the maintaining of adequate liquidity and the ability to evaluate and control interest rate risk. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit. Interest rate sensitivity focuses on the impact of fluctuating interest rates and the repricing characteristics of rate sensitive assets and liabilities on net interest income.

     PSB's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources that includes increases in core deposits, sales of certificates of deposits, loan principal repayments and loan maturities and cash received on maturities or amortization of investment securities.

     The liquidity position of PSB is also strengthened by a $109 million credit facility with the Federal Home Loan Bank of Pittsburgh (FHLB). Advances are secured by FHLB stock and qualifying mortgage loans. There were no advances outstanding against this line at December 31, 2000 and $34.0 million at December 31, 1999. There were no advances outstanding against this line at December 31, 1998.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the twelve month period ended December 31, 2000, net cash used in operating activities was $3.4 million, compared to net cash provided by operating activities of $891,000 for the same period of 1999. During the twelve month period ended December 31, 2000, net cash provided by investing activities was $24.6 million, compared to net cash used by investing activities of $82.7 million for the same period of 1999. Financing activities used net cash of $27.6 million during the twelve months ended December 31, 2000, compared to $53.4 million in net cash provided in financing activities for the same period of 1999. The net result of these items was a $631,000 increase in cash and cash equivalents for the twelve month period ended December 31, 2000, compared to a $30.3 million decrease in cash and cash equivalents for the same period of 1999. The increase in cash and cash equivalents in 2000 is primarily due to a decrease in loans receivable of $21.8 million, a decrease in purchase of investments and a decrease in borrowed funds of $34.0 million.

     During 1999, net cash used in operating activities was $891,000 compared to net cash provided by operating activities of $2.1 million in 1998. During 1999, PSB's investing activities used $82.7 million in net cash and PSB's financing activities provided $53.4 million in net cash. In 1998, PSB's investing activities used $26.9 million in net cash and PSB's financing activities provided $30.7 million in net cash. The major components within these two categories during 1999 were an increase in total loans receivable of $46.7 million and proceeds from borrowed funds of $34.0 million. The net result of these items was a $30.3 million decrease in cash and cash equivalents for 1999, compared to a net increase of $5.9 million for 1998. This significant decrease in cash and cash equivalents in 1999 reflects management's decision to redeploy cash and interest-earning deposits into investment securities.

     Interest rate risk management is closely related to liquidity management because each is directly affected by the maturity of assets and liabilities. Interest rate risk management monitors the effect that fluctuations in interest rates have on net interest income. The primary function of PSB's interest rate sensitivity management is to reduce exposure to interest rate risk through an appropriate balance between interest-earning assets and interest-bearing liabilities. The goal is to minimize fluctuations in the net interest margin of the Bank due to general changes in interest rates.

     The net interest margin of a bank that does not have a relatively close relationship between the quantity of assets that mature or re-price within a given time period and the quantity of liabilities that mature or re-price within the same time period will fluctuate more widely than a bank that has a closer match. Furthermore, a bank that has liabilities that reprice earlier than its assets will have a decline in its net interest margin as interest rates rise.

     The blending of fixed and floating rate loans and investments to match their pricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize fluctuations in net interest income caused by changes in interest rates. The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity. Management believes that the accessibility to FHLB borrowings will provide the flexibility to assist in keeping fluctuations in net interest income under control and to maintain an adequate liquidity position.

     One tool used by management to gauge the structure of the balance sheet is a "gap" analysis that categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At December 31, 2000, PSB had a one-year liability sensitive gap of $33.2 million and a gap ratio of
0.78 or 13.0% of total assets as of that date.

     The following table shows the interest rate sensitive data at December 31, 2000 (in thousands):

               Interest Rate Sensitivity Analysis


                                               As of December 31, 2000
                                                                                  More                  Balance
                                                                                  than     No Stated      at
Gap table at December 31, 1999           0-3 Months   3-12 Months    1-5 Yrs      5 Yrs     Maturity
12/31/00

Interest bearing deposits with banks       $14,969                                                     $ 14,969
Investment securities                        5,361      $  6,172    $ 26,477    $ 32,329    $  1,357     71,696
Mortgage loans                              26,037         9,045      44,550      15,007                 94,639
Commercial loans                             4,260         5,673       3,969                             13,902
Consumer loans                                 641            29       1,419          10                  2,099
Student loans                               11,288                                                       11,288
Construction loans                          22,775                       553                             23,328
SBA loans                                   11,029                                                       11,029
Other assets                                   450                                            11,419     11,869
  Total assets                             $96,810      $ 20,919    $ 76,968    $ 47,346    $ 12,776   $254,819

Non interest bearing deposits                                                   $ 13,601               $ 13,601
NOW accounts                                                                      12,801                 12,801
Money market accounts                      $ 5,323                                 5,126                 10,449
Savings accounts                             5,612                                22,447                 28,059
Time deposits                               18,380      $108,178    $ 12,493         214                139,265
Borrowed funds                              13,402                                                       13,402
Other liabilities                                                                              1,260      1,260
  Total liabilities                         42,717      $108,178    $ 12,493    $ 54,189       1,260    218,837
Shareholder's equity                                                                          35,982     35,982
  Total liabilities and shareholder's      $42,717      $108,178    $ 12,493    $ 54,189    $ 37,242
$254,819
    equity
GAP                                        $54,093      $(87,259)   $ 64,475    $ (6,843)   $(24,466)  $      0

Cumulative GAP                             $54,093      $(33,166)   $(31,309)   $ 24,466    $      0   $      0
Cumulative GAP Ratio                          2.27          0.78        1.19        1.11        1.00       1.00

Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted " assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 2000, the Bank was required to have minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at December 31, 2000 were 23.29% and 24.21%, respectively, and the Bank's Tier I leverage ratio was 13.21%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category. Capital ratios increased during 2000 over 1999 due to a 16% decrease in total risk adjusted assets and a 9% increase in Tier 1 and total capital from 1999 to 2000. The decline in capital ratios during 1999 over 1998 was due to a 39% increase in total risk adjusted assets from 1998 to 1999. Following are the Bank's risk based capital ratios at December 31, 2000, 1999 and 1998 (dollars in thousands):

                                          December 31,
                                  2000        1999        1998

Tier I Capital                 $ 34,183    $ 31,348    $ 36,119
Tier II Capital                   1,349       1,231         740
Total Qualifying Capital       $ 35,532    $ 32,579    $ 36,859

Risk Adjustment Total Assets   $146,793    $175,163    $107,590

Tier I Risk-Based Capital
  Ratio                           23.29%      17.90%      33.57%
Total Risk-Based Capital
  Ratio                           24.21%      18.60%      34.26%
Leverage Ratio                    13.21%      11.48%      16.13%

     Management expects that the Bank's capital ratios will decrease significantly as a result of the largely cash acquisition of Jade Financial Corp expected to close in the second quarter of 2000. Nevertheless, management is confident that the Bank will remain "well capitalized".

FINANCIAL CONDITION

General

     PSB's total assets decreased $24.8 million or 8.8% to $254.8 million at December 31, 2000 from $279.6 million at December 31, 1999. The decrease in assets was primarily the result of a decrease in net loans receivable and investments. This decrease in assets was a strategy implemented by management in consideration of the pending cash acquisition of Jade Financial Corp. and the effect of the acquisition on the Bank's capital ratios. Total assets of PSB increased $52.1 million or 22.9% during 1999, from $227.5 million at December 31, 1998. The major reason for this increase in total assets during 1999 was a 500.27% increase in securities purchased under agreement to resell, a $34.0 million increase in advances from the FHLB, and a $6.5 million increase in total deposits. This increased use of leverage was a strategy initiated by management with the assistance of its nationally-recognized, affiliate McGuire Performance Solutions, to better utilize excess capital and increase earnings and return on equity.

     Net loans decreased to $154.9 million at December 31, 2000, from $176.0 million at December 31, 1999. The decrease of $21.1 million, or 12.0%, was the result of payoffs in PSB's student loan program without a corresponding increase in the volume of student loans to offset the payoffs. A decrease in construction, commercial, and non-residential loans were also contributing factors. Increased loan origination of other loan products such as commercial real estate, SBA loans and consumer loans as well as modest growth in residential mortgage loans were not significant enough to offset the decreases in the other portions of the loan portfolio.

     Net loans increased 45.2% to $176.0 million for the year ended December 31, 1999 from $121.2 million at December 31, 1998. The increase in loan volume was primarily a result of PSB's student loan program. This program was an existing program of First Bank of Philadelphia. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 30 to 45 days of origination to an investor. Other real estate owned decreased by $230,000 because PSB sold properties from its portfolio. Total shareholders' equity increased by $25,000 resulting from net income for 2000 of $176,000 and a repurchase of common stock.

Investment Activities

     The Bank's investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. The carrying value of the Bank's investment securities and mortgaged-backed securities portfolio totaled $73.9 million at December 31, 2000 compared to $81.3 million at December 31, 1999 and $45.4 million at December 31, 1998. The Bank's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totaled $17.9 million at December 31, 2000 compared to $17.3 million at December 31, 1999, and $47.5 million at December 31, 1998. The majority of the Bank's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At December 31, 2000, mortgage-backed securities totaled $43.9 million compared to $49.7 million at December 31, 1999. The majority of this amount represents securities that were issued or guaranteed by either FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). The Bank historically maintains high levels of interest-earning deposits as part of its strategy for meeting liquidity requirements and improving interest sensitivity.

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

     Pursuant to SFAS No. 115, which the Bank adopted in 1994, the Bank classifies its investment securities and mortgage-backed securities as either held-to-maturity, available-for-sale or trading. Available-for-sale and trading securities are carried at market value, while held-to-maturity securities are carried at amortized cost. At December 31, 2000, $5.0 million of the Bank's investment securities and mortgaged-backed securities were classified held-to-maturity and $69.0 million of the Bank's investment securities and mortgaged-backed securities were classified available-for-sale. The Bank did not carry any trading securities at December 31, 2000.

     The Bank's Board of Directors has also adopted an investment policy that identifies acceptable types of investments for the Bank and establishes criteria to guide management in classifying investments as prescribed by SFAS No. 115. The policy also authorizes the Bank's investment officer to make investments of up to $1 million. Under the investment policy, the Bank may invest in certain AAA rated derivative securities. As of December 31, 2000, the Bank had no collateralized mortgage obligations. The Bank may not invest in high-risk collateralized mortgage obligations ("CMOs") and the Bank's investment officer must periodically analyze the risk of any CMO held by Bank to determine that such securities are not within the high-risk category.

     On January 29, 1999, PSB purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, of McGuire Performance Solutions, Inc. ("MPS"). PSB purchased the shares for $.78125 per share for a total cost of $1,250,000. PSB owns 100% of MPS's Series A Convertible Preferred Stock which represents a 49% voting interest in MPS. MPS is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

      On November 16, 1999, PSB invested $2,500,000 in a two year convertible debenture issued by ZipFinancial.com, Inc., doing business as BankZip, a start-up internet banking company for community banks. The debenture was convertible into 1 million shares of common stock upon the earlier of an initial public offering by BankZip or the day prior to the maturity date. The total capitalization of BankZip was $13.9 million. To reflect the uncertainty surrounding this investment, as of September 30, 2000, PSB established an equity account valuation reserve pursuant to SFAS 115 of 50% or $1.25 million while BankZip sought additional financing. Because the company has not raised sufficient additional capital and has ceased operations, PSB has elected to write off this investment as of December 31, 2000 and take an after-tax charge to earnings of $1.5 million.

     PSB invested $795,000 in the common stock of Jade Financial Corp., the holding company for IGA Federal Savings Bank and in February of 2001 invested an additional $1.4 million in Jade Financial Corp. common stock. Both purchases were open market purchases. PSB has entered into a merger agreement with Jade Financial Corp. and expects to close the transaction in the second quarter of 2001.

Carrying and Market Value of Investment and Mortgage-Backed Securities.

     The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities and mortgage-backed securities in the Bank's held-to-maturity portfolio at December 31, 2000, 1999 and 1998.

                                                                   Held-to-Maturity
                                                                 At December 31, 2000
                                                                    Gross        Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                                                        Cost        Gains       Losses      Value
                                                                    (In Thousands)
Investment Securities:
Debt:
  FNMA                                                 $1,000        $ -          ($ 8)    $  992
  FHLMC                                                 3,000          -           (42)     2,958
    Total debt securities held-to-maturity             $4,000        $ -          ($50)    $3,950
Mortgage-backed securities:
  GNMA                                                    883         34            -         917
  FHLMC                                                    27          2            -          29
    Total mortgage-backed securities held-to-
      maturity                                         $  910        $36          $ -      $  946
    Total securities held-to-maturity                  $4,910        $36         ($50)     $4,896

                                                                   Held-to-Maturity
                                                                 At December 31, 1999
                                                                    Gross        Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                                                        Cost        Gains       Losses      Value
                                                                  (In Thousands)
Investment Securities:
Debt:
  FNMA                                                 $1,000        $ -         ($ 38)    $  962
  FHLMC                                                 3,000          -          (183)     2,817
    Total debt securities held-to-maturity             $4,000        $ -         ($221)    $3,779
Mortgage-backed securities:
  GNMA                                                    979         23            -       1,002
  FHLMC                                                    27          2            -          29
    Total mortgage-backed securities held-to-
      maturity                                         $1,006        $25         $  -      $1,031
    Total securities held-to-maturity                  $5,006        $25        ($221)     $4,810

     The following table presents the estimated fair value of investment securities and mortgage-backed securities available-for-sale and the net unrealized gain or loss at the periods indicated:

                                                                  Available-for-Sale
                                                                 At December 31, 2000
                                                                   Gross        Gross
                                                    Amortized   Unrealized   Unrealized     Fair
                                                       Cost        Gains       Losses       Value
                                                                  (In Thousands)
Investment Securities:
Equity:
  Investments in mutual funds                        $ 2,354       $  -        $   14     $ 2,340
  FHLB and FRB Stock                                   2,591          -             -       2,591
    Total equity securities available-for-sale       $ 4,945       $  -        $   14     $ 4,931
Debt:
  FNMA Notes                                           3,500          -            42       3,458
  Municipal tax-exempt                                 3,480          -            51       3,429
  FHLB Notes                                          11,499          -           130      11,369
      Total debt securities available-for-sale       $18,479       $  -        $  223     $18,256
Mortgage-backed securities:
  FNMA                                                34,789          -           620      34,169
  GNMA                                                 8,219          -           161       8,058
    Total mortgage-backed securities
      available-for-sale                             $43,008       $  -        $  781     $42,227
  Other investments                                    2,559        462           -         3,021
    Total securities available-for-sale              $68,991       $462        $1,018     $68,435

                                                                 Available-for-Sale
                                                                At December 31, 1999
                                                                  Gross         Gross
                                                    Amortized   Unrealized   Unrealized     Fair
                                                        Cost      Gains        Losses       Value
                                                                  (In Thousands)
Investment Securities:
Equity:
  Investments in mutual funds                        $ 2,354        $-         $   24      $2,330
  FHLB and FRB Stock                                   2,056         -              -       2,056
    Total equity securities available-for-sale       $ 4,410        $-            $24      $4,386
Debt:
  FNMA Notes                                           3,500        $-            198       3,302
  Municipal tax-exempt                                 3,511         -            310       3,201
  FHLB Notes                                          11,499                      598      10,901
    Total debt securities available-for-sale         $18,510        $-          1,106     $17,404
Mortgage-backed securities:
  FNMA                                                39,540         -          2,188      37,352
  GNMA                                                 9,151         -            552       8,599
    Total mortgage-backed securities
      available-for-sale                             $48,691        $-         $2,740     $45,951
Other investments                                      4,645         -            -         4,645
    Total securities available-for-sale              $76,256        $30        $3,870     $72,386

                                                                 Available-For-Sale
                                                                At December 31, 1998
                                                                 Gross        Gross
                                                   Amortized   Unrealized   Unrealized     Fair
                                                     Cost        Gains        Losses       Value
                                                                   (In Thousands)
Investment Securities:
Equity:
Investments in mutual funds                         $ 2,354        $--          $1       $ 2,353
  FHLB and FRB Stock                                  1,131         --          --         1,131
     Total equity securities available-for-sale       3,485         --           1         3,484
Debt:
  FNMA Notes                                          3,500         11          --         3,511
  Municipal tax-exempt                                3,544         --          --         3,544
  FHLB Notes                                          6,498                     --         6,498
  SLMA                                                1,000          1          --         1,001
     Total debt securities available-for-sale        14,542         --          --        14,554
Mortgage-backed securities:
  FNMA                                               11,884         --           6        11,878
  GNMA                                               10,196         --          --        10,196

    Total mortgage-backed securities
     available-for-sale                              22,080         --           6        22,074
     Total securities available-for-sale            $40,107        $12          $7       $40,112

Investment Portfolio Maturities.

     The following table sets forth the scheduled maturities, carrying values, and weighted-average yields for the Bank's investment securities and mortgage-backed securities portfolios. Adjustable-rate, mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust (in thousands except for yields).

                                                                At December 31, 2000
                           In one year        After one year     After five years
                             or less          to five years        to ten years       Over ten years
                         Carry-              Carry-              Carry-             Carry-              No Stated
                          ing     Average     ing     Average     ing     Average     ing     Average    Maturity
                         Value     Yield     Value     Yield     Value     Yield     Value     Yield     or Rate
Total
Held-to-maturity:
Investment Securities    $    -       -      $2,000    6.37%     $1,000    6.50%    $ 1,000     7.09%     $    -
$ 4,000
Mortgage-backed
  securities                  -       -           -       -           -       -         910     8.55%          -        910
  Total held-to-
    maturity             $    -       -      $2,000    6.37%     $1,000    6.50%    $ 1,910    15.64%     $    -    $
4,910

Available-for-sale:
Investment securities    $2,500    5.32%     $9,953    7.64%     $4,000    6.80%    $ 4,380     4.69%
$2,591    $23,424
Mortgage-backed
  securities                443    3.07%          -       -%          -       -%     42,565     6.48%          -     43,008
Investment, other             -       -           -       -           -       -           -        -       2,559      2,559
  Total available-
    for-sale             $2,943    8.39%     $9,953    7.64%     $4,000    6.80%    $46,945    11.17%
$5,150    $68,991

Loan Portfolio

     Historically, the principal lending activity of the Bank has been the origination, for retention in its portfolio, of fixed-rate and, to a much lesser extent, adjustable-rate mortgage loans secured by one- to four-family residential real estate located in its market area. The Bank and its subsidiaries also originate loans secured by multifamily residential and commercial real estate, construction loans, commercial business loans and consumer loans. Also, as a result of the merger with First Bank of Philadelphia, the Bank maintains a student loan program which was an existing program of First Bank of Philadelphia and now appears in PSB's consolidated results. These loans are funded to students at qualifying schools and are subsequently contractually sold at par within 45 to 60 days of origination to an investor.

     One- to four-family residential mortgage loans originated for resale in the secondary market are underwritten according to standards that conform to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. One- to four-family residential mortgage loans originated and held in portfolio are generally underwritten to conform to secondary market standards but from time to time the Bank does originate nonconforming loans if, in the Bank's judgment, the borrower does not present an unreasonable risk of default. The Bank and Transnational Mortgage Corp. ("TNMC"), its mortgage banking subsidiary, have sold in the secondary market a limited amount of fixed-rate residential mortgage loans. The Bank has primarily been a portfolio lender and at any one time the Bank holds only a nominal amount of loans that may be sold.

     At December 31, 2000 the Bank's net loan portfolio totaled
$154.9 million, representing 60.8% of total assets at that date, compared to $176.0 million representing 62.9% of total assets at December 31, 1999. As of December 31, 2000, one- to four-family residential loans totaled $63.5 million representing 40.6% of the loan portfolio, compared to $63.9 million representing 36.0% of the loan portfolio at December 31, 1999. At December 31, 2000 construction loans totaled $23.3 million representing 14.9% of the total loan portfolio. This compares to $23.5 million representing 13.2% of the loan portfolio at December 31, 1999 and $16.0 million representing 13.0% of the loan portfolio at December 31, 1998.

     The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31 for the past five years, including data regarding the portion of the Bank's loans that bear fixed and adjustable interest rates, respectively. From time to time, TNMC has originated and sold mortgage loans to third party investors within the Bank's financial reporting periods. Similarly, student loans are frequently originated and sold within the Bank's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

                                                          At December 31,
                                           2000                1999                 1998
                                    Amount    Percent    Amount    Percent    Amount    Percent
Real Estate Loans:
  One- to four-family              $63,557     40.60%   $ 63,937    35.99%   $ 58,162    47.41%
  Construction loans                23,328     14.90%     23,528    13.25%     15,981    13.02%
  Five or more family residence      2,552      1.63%      2,712     1.53%      3,356     2.73%
  Nonresidential                    28,805     18.40%     27,117    15.27%     22,575    18.40%
Commercial loans                    13,902      8.88%     10,682     6.01%     13,216    10.77%
SBA loans                           11,029      7.04%      6,682     3.76%      8,251     6.72%
Student loans                       11,288      7.21%     40,509    22.80%          -     0.00%
Consumer loans                       2,099      1.34%      2,468     1.39%      1,168     0.95%
  Total loans                     $156,560    100.00%   $177,635   100.00%   $122,709   100.00%

Less:
  Unearned fees and discounts         $275              $    404                 $431
  Undisbursed loan proceeds              -                    (8)                  (7)
  Allowance for loan losses          1,349                 1,231                1,031
  Net loans                       $154,936              $176,008             $121,254

Total loans with:
  Fixed rates                     $107,700     68.80%   $112,406    78.93%   $ 96,849    78.93%
  Adjustable rate                   48,860     31.20%     65,229    21.07%     25,860    21.07%
    Total loans                   $156,560    100.00%   $177,635   100.00%   $122,709   100.00%

                                                  At December 31,
                                              1997               1996
                                       Amount    Percent    Amount    Percent
                                               (Dollars In Thousands)
Real Estate Loans:
  One- to four-family                 $ 57,810    71 59%   $ 66,008    62 30%
  Construction loans                    11,457     4 14%      2,467     2 33%
  Five or more family residence          3,075     1 12%        654     0 62%
  Nonresidential                        20,914    18 20%     21,854    20 63%
Commercial loans                         9,117     3 04%      6,911     6 52%
SBA loans                                8,225                7,047     6 65%
Student loans                               --       --          --       --
Consumer loans                           1,201     1 91%      1,006     0 95%

  Total loans                         $111,799   100.00%   $105,947   100.00%

Less:
  Unearned fees and discounts         $    478             $    629
  Undisbursed loan proceeds                138                   --
  Allowance for loan losses                965                1,400
  Net Loans                           $110,218             $103,918

Total loans with:
  Fixed rates                         $ 86,203    77.10%   $ 85,688    80.87%
  Adjustable rate                       25,596    22.90%     20,259    19.13%
    Total loans                       $111,799   100.00%   $105,947   100.00%

Loan Maturities

     The following table sets forth the maturity or period of re-pricing of the Bank's loan portfolio at December 31, 2000. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due (in thousands).

                                               Amounts At December 31, 2000
                                         Multi-Family                  Consumer
                                             and                         and
                           One to Four    Commercial                  Commercial
                              Family     Real Estate   Construction    Business    Total Loans
Amounts due:
Non-accrual                  $ 1,718       $   292        $   814     $   270        $  3,094

Within one year                6,821         6,689         20,736      21,678          55,924

After one year:
  1-3 years                    1,803         5,421          1,778       3,403          12,405
  3 to 5 years                 3,916        13,418              -       2,771          20,105
  5 to 15 years                5,976         4,157              -       6,302          16,435
  Over 15 years               43,323         1,380              -       3,894          48,597

Total due after one year     $55,018       $24,376        $ 1,778     $16,370        $ 97,542

Total amounts due            $63,557       $31,357        $23,328     $38,318        $156,560

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

Non-Performing Assets

     In 2000, the Bank's level of non-performing assets increased
$1.0 million or 32.3% to $4.1 million compared to a decrease of $539,000 or 13.8% to $3.1 million at December 31, 1999 from $3.6 million at December 31, 1998. The primary reason for the increase in non-performing assets in 2000 was the transfer of a number of First Bank of Philadelphia loans assumed in the merger being reclassified as non-performing. Contributing to the decrease in 1999 were net decreases of $230,000 in the Bank's OREO portfolio and $489,000 in the Bank's non-accrual portfolio, attributable to continuing legal action against the Bank's problem loan customers, through foreclosure and other court actions and aggressive account management on the Bank's performing loan portfolio to minimize future problems.

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

     The following table sets forth information regarding loans 30 or more days delinquent and still accruing interest, non-accrual loans, and owned real estate held by the Bank at the dates indicated (dollars in thousands):

                                                                 At December 31,
                                                  2000      1999      1998      1997      1996
Loans past due 90 days or more as to interest
  or principal and accruing interest            $    -    $  180    $    -    $  232    $2,468
Nonaccrual loans                                 3,095     1,882     2,367     2,737     3,098
Loans restructured to provide a reduction or
  deferral of interest or principal                  -         -         -         -         -
Total nonperforming loans                       $3,095    $2,062    $2,367    $2,969    $5,566
Real estate owned (REO)                          1,046     1,047     1,277     2,249    $2,659
    Total Nonperforming Assets                  $4,141    $3,109    $3,644    $5,218    $8,225

Nonperforming loans to total loans                1.98%     1.16%     1.93%     2.66%     5.15%
Nonperforming assets to total assets              1.63%     1.11%     1.60%     2.68%     4.42%
Allowance for loan losses to total
  loans                                           0.86%     0.69%     0.80%     0.82%     1.33%
Allowance for loan losses to
  nonperforming loans                            43.59%    59.82%    43.56%    32.50%    25.15%
Allowance for loan losses to
  nonperforming assets                           32.58%    39.65%    28.29%    18.49%    17.02%
Net charge-offs as a percentage of
  total loans                                     0.00%     0.00%     0.21%     0.42%     0.44%

Other real estate owned

     Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned ("OREO") until it is sold. The OREO is initially recorded at the lower of the related loan balance or fair value of the property at the date acquired. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of OREO is charged against earnings. The Bank had $1.0 million and $1.0 million of property acquired as a result of foreclosure at December 31, 2000 and 1999.

Classified Assets

     As part of the Bank's loan review procedures which ultimately results in the establishment of the Bank's allowance for loan losses, the Bank identifies and classifies its problem assets into three classifications:
"substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. The Bank charges-off that portion of an asset as soon as it is classified as a loss. Exclusive of the Bank's $1.0 million of OREO, the Bank's classified assets at December 31, 2000 consisted of $1.0 of loans classified as substandard, compared to $929,000 classified as substandard at December 31, 1998.

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

     Based upon management's analysis, the Bank recorded provisions for loan losses of $100,000, $200,000, and $283,000 as of December 31, 2000,
1999, and 1998. The following table summarizes the changes in the Bank's allowance for loan losses for each of the past three years (dollars in thousands):

                                                        Year Ended December 31,
                                              2000      1999      1998      1997      1996
Allowance, beginning of period              $1,231    $1,031    $  965    $1,400    $1,734
Charge-offs;
  Real Estate:  One- to four-family              -         -       270       495       466
  Consumer

Total charge-offs                                -         -       270       495       466

Total recoveries                               (18)        -        53         -         -

  Net charge-offs (recoveries)                 (18)        -       217       495       466
Provision charged to operations                100       200       283        60       132

Allowance, end of period                    $1,349    $1,231    $1,031    $  985    $1,400

Allowance for loan losses to total
  loans                                       0.86%     0.69%     0.80%     0.82%     1.33%

Allowance for loan losses to
  nonaccrual loans                           43.59%    65.55%    43.56%    35.26%    45.19%

Net charge-offs as a percentage of
  total loans                                 0.00%     0.00%     0.21%     0.42%     0.44%

Deposits

     Deposits are the primary source of the Bank's funds for lending and other investment purposes. The Bank's current deposit products include statement savings accounts, passbook savings accounts, NOW accounts, personal and commercial demand deposit accounts, money market accounts, and certificates of deposit accounts. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities and, if needed, advances from the FHLB.

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

     The following tables present the average balances and rates paid on deposits for each of the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                                  Year Ended December 31,
                                      2000                 1999                 1998
                                Average   Average    Average   Average    Average   Average
                                Balance     Rate     Balance     Rate     Balance     Rate
Demand deposits                $ 15,912      --     $ 18,911      --     $ 19,460      --
NOW checking accounts            15,150    3.47%       8,924    3.47%       2,322    3.14%
Money market accounts            10,373    3.68%      15,761    3.68%       4,469    3.71%
Savings accounts                 28,866    2.90%      29,686    2.90%      42,184    2.88%
Certificates of deposit         114,812    5.50%     118,623    5.50%     110,203    5.74%

  Total deposits               $185,113             $191,905             $178,638

     As of December 31, 2000, the Bank had total certificates of deposit of approximately $136.5 million. The following table summarizes the composition of these deposits (dollars in thousands):

                                            Amount    Percentage
Certificates of deposit in excess of
  $100,000                                 $ 25,421       19%
Individual retirement accounts                7,522        6%
Other certificates of deposit               103,579       75%
  Total                                    $136,522      100%

     The Bank's certificates of deposit in excess of $100,000, which totaled $25.4 million at December 31, 2000, mature as follows:
$3.7 million within three months, $19.1 million between three and twelve months; and $2.6 million after twelve months.

     The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

Borrowings

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $2.6 million investment in the stock of the FHLB at December 31, 2000, which was in compliance with this requirement. At December 31, 2000, the Bank had no outstanding borrowings from the FHLB of Pittsburgh. Management's choice not to increase the asset size of the Bank through additional borrowing was made as a result of the pending acquisition of Jade Financial Corp. and its effect on the capital ratios of the Bank.

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

Recently Issued Accounting Standards

     SFAS No. 128, "Earnings Per Share," issued in February 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement. SFAS No. 128 was effective for the financial statements for the periods ending after December 15, 1997. SFAS No. 128 requires restatement of all prior period EPS data presented. The impact of its adoption has not been material to PSB.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" and Statement No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130, establishes standards for the reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in the financial statement. This Statement was effective for fiscal years beginning after December 15, 1997. For the year ended December 31, 2000, PSB had $2.0 million, in unrealized loss in other comprehensive income items.

     SFAS No. 131 establishes standards for the way that public business enterprises report information about segments in annual financial statements. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement was effective for financial statement periods beginning after December 31, 1997. Management has not identified any individual operating segments of PSB for reporting purposes.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for financial statement periods beginning after June 15, 1999. SFAS No. 133 did not have a material effect on the financial statements of PSB.

Item 7A Quantitative and Qualitative Disclosures about Market
        Risk

     For information regarding the market risk of PSB's financial instruments, see "Interest Rate Sensitivity" in the MD&A. PSB's principal market risk exposure is to interest rate changes.

Item 8  Financial Statements

     The audited financial statement of PSB Bancorp, Inc. as of December 31, 2000, 1999, and 1998 and for the years ended December 31, 2000, 1999, and 1998, including the report of Stockton Bates & Company, P.C. thereon, which are included at exhibit 99 to this Annual Report on Form 10-K, are incorporated herein by reference.

Item 9  Changes In an Disagreements with Accountants on
        Accounting and Financial Disclosure

Not applicable for the years presented herein.

                            PART III

Item 10  Directors, Executive Officers, Promoters and Control
         Person; Compliance with Section 16 (a)

         The following table sets forth information, as of December 31, 2000, with respect to the current directors of PSB.



                               Year
                               First
                              Elected     Principal Occupation
Name/Position        Age      Director    During Past Five Years

Class I directors (Term expiring 2002)

Anthony DiSandro,     53        1997       President and Chief
Director, President                        Operating Officer of
and Chief Operating                        PSB Bancorp, Inc.
Officer

Rosanne Pauciello,    54        1997       Corporate Secretary of
                                                         PSB Bancorp, Inc;
Director and                               Philadelphia School
Corporate Secretary                        District Home and
                                           School Visitor.

Class II Director (Term expiring 2003)

James W. Eastwood,    55        1997       President of Granary
Director                                   Associates, Inc.
                                           hospital development
                                           and consulting firm)

Stephen Marcus        68        2000       Founder, CEO of MARS
                                           Graphic Services,
                                           Inc., Chairman,
                                           Emerging Growth
                                           Equities, Inc.

Class III directors (Term expiring 2001):

Vincent J. Fumo,      57        1997       Chairman and Chief
Chairman and Chief                         Executive Officer of
Executive Officer                          PSB Bancorp, Inc. and
                                           Pennsylvania State
                                           Senator.

Thomas J. Finley,     80        1997       Retired.
Jr., Director

_____________________________

Executive Officers Who Are Not Directors

                                        Principal Occupation
   Name/Position            Age         During Past Five Years

Gary Polimeno, Vice         48          Vice President and Treasurer
President                     Treasurer of PSB
                                        Bancorp, Inc.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon a review of the information provided to PSB for the twelve month period ended December 31, 2000, two directors, Mr. Vincent J. Fumo and Ms. Roseanne Pauciello failed to report on a timely basis, eight and five purchase transactions, respectively. This resulted in Mr. Fumo not timely filing four Form 4s and Ms. Pauciello not timely filing five Form 4s. Both Mr. Fumo and Ms. Pauciello timely filed a Form 5 on all transactions on February 2, 2001.

Item 11  Executive Compensation

     The following table sets forth for the years ended December 31, 2000, 1999 and 1998 certain information as to the total remuneration paid by the Bank to executive officers who received salary and bonuses in excess of $100,000 during such fiscal year.

                                                   Annual Compensation                   Long Term Compensation
                                           -----------------------------------   --------------------------------------
                                                                      Other                                     All
                                                                     Annual                    Security        Other
                                  Fiscal                          Compensation   Restricted   Underlying   Compensation
Name and Principal Position        Year    Salary(1)    Bonuses        (2)        Stock(3)      Option
(4)
---------------------------       ------   ---------   --------   ------------   ----------   ----------   ------------
Vincent J. Fumo                    2000     $167,475   $175,000     $15,557              0            0
$24,000
Chairman and Chief Executive
  Officer                          1999     $159,500   $150,000     $15,557       $161,250       75,000
$22,050
                                   1998     $147,788   $150,000     $20,667              0            0       $22,750

Anthony DiSandro                   2000     $187,110   $175,000     $17,126              0            0
$33,200
President and Chief Operating      1999     $178,200   $150,000     $14,476       $161,250       75,000
$28,350
Officer                            1998     $165,115   $150,000     $13,895              0            0       $27,650

Gary Polimeno                      2000     $108,701   $ 35,000     $     -              0            0       $ 8,400
President and Treasurer            1999     $106,050   $ 35,000     $     -              0            0       $ 8,400
                                   1998     $102,942   $ 35,000     $     -              0            0       $ 8,400

(1) Includes the portion of salary deferred by the executive pursuant to the 401(k) Plan.

(2) Consists of lease payments paid by the Bank with respect to a vehicle provided by the Bank for the executive's use.

(3) Mr. Fumo, Mr. DiSandro and Mr. Polimeno hold 56,136 shares, 56,136 shares and 2,750 shares of restricted stock, respectively, which as of December 31, 2000, has a fair market value of $231,561, $231,561 and $11,344. Of such shares, 13,754, 13,754 and 2,750 shares of each of Messrs. Fumo, DiSandro and Polimeno, respectively, were awarded at April 30, 1996, 12,382 and 12,382 shares of Messrs. Fumo and DiSandro, respectively, were granted on December 31, 1996, 30,000 and 30,000 shares of Messrs. Fumo and DiSandro, respectively, were granted on October 31, 1999. All shares awarded vest at a rate of 20% per year over a five (5) year period and no dividends have been paid on the restricted stock.

(4) Includes trustees fees of $15,600 and $24,800 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 2000, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400 and $8,400, respectively, for the year ended December 31, 2000. Includes trustees fees of $13,650 and $19,950 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1999, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400, and $8,400,
     respectively, for the year ended December 31, 1999. Includes directors fees of $14,350 and $19,250 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1998, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400 and $8,400, respectively, for the year ended December 31, 1998.

     The following table provides certain information with respect to the number of shares of common stock represented by outstanding options held by the named executive officers at December 31, 2000. Also included in the table are the values for "in-the-money" options that represent the positive spread between the exercise price of any such options and closing sale price of the common stock at December 31, 2000.

                FISCAL YEAR-END OPTION/SAR VALUES

                      Number of Securities           Value of Unexercised
                     Unexercised Options/SARs       In-the-Money Option/SARs
                      at Fiscal Year End (#)         at Fiscal Year End ($)
                     Exercisable/Unexercisable    Exercisable/Unexercisable*
Name

Vincent J. Fumo           117,688/0                          0/0
Anthony DiSandro          117,688/0                          0/0

* Based on the market value of the underlying stock at the fiscal year end, minus the exercise price. The market price on December 31, 2000 was $4.125

     Employment Agreements. The Bank has entered into employment agreements (the "Employment Agreements") with Vincent J. Fumo, Chairman and Chief Executive Officer and Anthony DiSandro, President and Chief Operating Officer. Under the terms of his Employment Agreement, Mr. Fumo serves as Chairman and Chief Executive Officer of PSB and the Bank at a base salary of $167,475. Under the terms of his Employment Agreement, Mr. DiSandro serves as President and Chief Operating Officer of PSB and the Bank at a base salary of $187,110. Each Employment Agreement provides for an initial term of three years, which will thereafter be automatically renewed for an additional three years on each anniversary date unless terminated pursuant to its terms by the respective parties.

     Each Employment Agreement provides for the payment of certain severance benefits in the event of the executive's resignation for specified reasons or as a result of his termination by PSB or the Bank without "Cause" (as defined in each Employment Agreement). The executive would be entitled to severance payments if: (1) he terminates employment during the term of such agreement following any breach of the Employment Agreement by the Bank or PSB, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of the executive's principal place of employment by more than 30 miles, or
(2) if the Bank or PSB terminates his employment, other than for Cause.

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

Compensation Committee Report on Executive Compensation

     Under rules established by the Securities and Exchange Commission ("SEC"), PSB is required to provide certain information regarding the compensation and benefits provided to PSB's Chief Executive Officer and other executive officers of PSB. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Committee, at the direction of the Board of Directors, has prepared the following report for inclusion in this annual report.

     The compensation committee of the Board of Directors (the "Committee") has established a policy for executive compensation, taking into account both subjective performance criteria and certain specified objective performance measures. The purpose of the policy is to:
(i) provide compensation opportunities that are competitive with other financial services companies; (ii) support PSB's goal setting and strategic planning process; (iii) motivate the executive management of PSB to achieve profit and other key goals of the institution, including but not limited to PSB's commitment to the communities it serves, to its employees, customers and investors; (iv) motivate the executive management to operate PSB in a safe and sound manner and in compliance with all pertinent governmental and regulatory requirements; and (v) minimize potential overhead by designating a portion of the annual compensation of executives as variable rather than fixed.

     During the course of 2000, the Committee took into account a variety of objective and subjective criteria in evaluating the performance of the executive management of PSB. The Committee assessed in detail the various challenges facing PSB and the significant competitive pressures within PSB's market area.

     In the course of this assessment of competitive salary ranges among other similarly situated companies, it was noted that competitive executive compensation packages vary in relationship to these various subjective and objective factors. A variety of resources were utilized that provided peer data regarding executive compensation and financial performance of PSB, that included but was not limited to the "SNL Executive Compensation Review 2000" for both commercial banks and thrifts, an assessment that reviews executive compensation and company performance for publicly traded banks and thrifts. Comparisons were made with institutions located within Southeastern Pennsylvania, the Middle Atlantic trading area, and relative to national averages. The peer groups considered in these analyses are not necessarily comprised of the same institutions used in the peer group for the stock performance graph.

     In determining executive compensation for 2000, the Committee established certain specific objectives for executive management, which included the execution of the strategic business plan, identifying and completing acquisition opportunities.

     Additionally, the Committee utilized a number of subjective elements as part of the decision making process regarding executive compensation. The individual skills and talents of the executive managers of PSB, including but not limited to experience, leadership ability, planning and organizational skills, administrative talent, vision for the future, and work ethic were given consideration in establishing executive compensation.

     Mr. Vincent J. Fumo was the Chairman and Chief Executive Officer and Mr. Anthony DiSandro was the President and Chief Operating Officer of PSB for 2000. Messrs. Fumo's and DiSandro's salaries and bonuses for 2000 were determined by the Committee after review of the recent compensation practices of similarly sized institutions.

     Compensation Committee Interlocks and Insider Participation

     The following individuals are members of the compensation committee of the board of directors:

          James W. Eastwood, Chairman of Compensation Committee and Director of PSB

          Anthony DiSandro, President, Chief Operating Officer and Director of PSB

          Thomas J. Finley, Jr., Director of PSB

          Rosanne Pauciello, Secretary and Director of PSB

          Stephen Marcus, Director of PSB

     Stock Performance Graph.

     The following graph shows a comparison of total shareholder return on the common stock, based on the market price of the common stock, with the cumulative total return of companies on The Nasdaq Stock Market (U.S.) Index and The Nasdaq Banking Index (U.S.) for the period beginning on January 1, 1996, through December 31, 2000.

                           [GRAPHIC]

     In the printed version of the document, a line graph appears that depicts the following plot points:

     Comparison of Cumulative Total Returns for PSB Bancorp, Inc., The Nasdaq Stock Market (U.S.) Index and The Nasdaq Banking Index.

                           SUMMARY

COMPANY/INDEX/MARKET                     12/31/97   12/31/98    12/31/99   12/31/00
The Nasdaq Banking Index
  (Industry Index)                        100.00      89.94       84.70      99.27
PSB Bancorp, Inc                          100.00      77.93       43.32      40.15
The Nasdaq Stock Market (U S ) Index
  (Broad Market)                          100.00     140.10      260.51     158.57

Notes:

A. The lines represent annual index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighed daily, using the market capitalization on the previous trading day.

C. If the fiscal year-end is not a trading day, the preceding trading day is used.

D. The index level for all the series was set to 100.00 on December 31, 1997.

Compensation of Officers and Directors Through Benefit Plans

     Defined Benefit Retirement Plan. The Bank has maintained a non-contributory defined benefit retirement plan ("Retirement Plan"). Under the terms of the Retirement Plan, all employees age 21 or older who have worked at the Bank for a period of one year and have been credited with 1,000 or more hours of employment with the Bank during the year are eligible to accrue benefits under the Retirement Plan. The Bank would annually contribute an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). At December 31, 1998, the Retirement Plan fully met its funding requirements under Section 412 of the Code. Employee contributions are not permitted under the Retirement Plan. The Retirement Plan was "frozen" as of September 30, 1994 and benefits no longer accrue thereunder. Since the Retirement Plan is fully funded, the Bank will generally not be required to make any additional contributions unless asset depreciation from investment occurs. Participants will continue to vest in accordance with the provisions of the Retirement Plan. No new employees will be eligible for participation. The Plan, however, remains subject to all other requirements of the Code.

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

     As of December 31, 2000, Mr. Fumo, Mr. DiSandro, and Mr. Polimeno had 22, 23 and 25 years of credited service (i.e. benefit service), respectively.

     First Penn Bank Cash or Deferred Profit Sharing Plan (401(k)). The Bank also maintains the First Penn Bank Cash or Deferred Profit Sharing Plan, which is a qualified, tax-exempt profit sharing plan with a cash-or-deferred feature under Section 401(k) of the Code (the "401(k) Plan").
All employees who have attained age 21 and have completed two years of employment during which they worked at least 1,000 hours are eligible to participate. Assets of the 401(k) Plan are managed by the 401(k) Plan's trustees. Mr. Fumo and Mr. DiSandro presently serve as trustees to the 401(k) Plan.

     Under the 401(k) Plan, participants are permitted to make pre-tax salary reduction contributions to the plan equal to a percentage of up to 15% of compensation. Additional after-tax contributions of up to 10% of compensation may be made to the Plan. For these purposes, "compensation" includes total compensation (including salary reduction contributions made under the 401(k) Plan sponsored by the Bank), but does not include compensation in excess of the Code Section 401(a)(17) limits (presently $160,000). The Bank may also annually make a discretionary profit sharing contribution to the 401(k) Plan. A participant must complete 1,000 hours of service during the plan year and be employed on the last day of the plan year to receive an allocation of the profit sharing contribution.
For the 2000, 1999, 1998, 1997 and 1996 plan years, the Bank made profit sharing contributions of $0, $0, $0, $0 and $45,568, respectively.

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

     First Penn Bank Profit Sharing Plan. The Bank also maintains the First Penn Bank Profit Sharing Plan, which is a qualified plan pursuant to
Section 401(a) of the Code. Employees who have completed at least two years of service during which they have worked 1,000 hours or more and who have attained age 21 are eligible to participate in the Profit Sharing Plan. Pursuant to the Profit Sharing Plan the Bank, in its discretion, makes contributions to the accounts of eligible employees. Employee contributions are neither permitted nor required. Benefits under the Profit Sharing Plan become 100% vested upon entry to the Plan.

     Employee Stock Ownership Plan. In 1995, the savings bank ESOP acquired 42,780 shares of the savings bank common stock with the proceeds of a $427,800 loan from an unaffiliated financial institution ("1995 Loan"). Due to the conversion and reorganization from a mutual holding company to a stock holding company structure, the savings bank common stock held by the ESOP was converted into 110,046 shares of PSB Bancorp, Inc. common stock.

     In connection with the conversion and reorganization, the ESOP borrowed $1,288,540 from PSB to purchase an additional 128,854 shares of PSB Bancorp, Inc. common stock. PSB also lent sufficient funds to the ESOP to enable the ESOP to repay the 1995 Loan which had an outstanding principal balance of $234,000 at December 31, 1998. The loan by PSB to the ESOP will be repaid principally from the Bank's contributions to the ESOP and dividends payable on common stock held by the ESOP over the anticipated 10-year term of the loan. The interest rate for the ESOP loan is 8.5%.

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

     In any plan year, the Bank may make additional discretionary contributions to the ESOP for the benefit of plan participants in either cash or shares of common stock, which may be acquired through the purchase of outstanding shares in the market or from individual shareholders or which constitute authorized but unissued shares or shares held in treasury by PSB. The timing, amount, and manner of such discretionary contributions will be affected by several factors, including applicable regulatory policies, the requirements of applicable laws and regulations, and market conditions.

     Employees of the Bank who have completed 1,000 hours of service during 12 consecutive months and who have attained age 21 are eligible to participate in the ESOP.

     Benefits under the ESOP generally become 100% vested after the third year of service or upon normal retirement (as defined in the ESOP), disability or death of the participant. If a participant terminates employment for any other reason prior to fully vesting, his non-vested account balance will be forfeited. Forfeitures will be reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. The Bank's contribution to the ESOP will not be fixed, so benefits payable under the ESOP cannot be estimated.

     A committee consisting of the Bank's Chairman and Chief Executive Officer, President and Vice President and Treasurer, administers the ESOP (the "ESOP Committee"). Messrs. Fumo and DiSandro serve as trustees of the ESOP. The ESOP Committee may instruct the trustees regarding investment of funds contributed to the ESOP. The ESOP trustees must vote all allocated shares held in the suspense account in a manner calculated to most accurately reflect the instructions the ESOP trustees have received from participants regarding the allocated stock, subject to and in accordance with the fiduciary duties under ERISA owed by the ESOP trustees to the ESOP participants.

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

     1995 Stock Option and Incentive Plan. In 1995, the Bank adopted the 1995 Stock Option Plan. Options for all shares reserved for issuance under the 1995 Stock Option Plan have been granted to officers and employees of the Bank. In connection with the conversion and reorganization from a mutual holding company to a stock holding company structure, the 1995 Stock Option Plan was assumed by the PSB and appropriate adjustments were made to the exercise price and the number of shares underlying each option to reflect the exchange ratio.

     There was no exercise of options by any of Messrs. Fumo, DiSandro and Polimeno under the 1995 Stock Option Plan at and for the fiscal year ended December 31, 2000.

     1995 Management Development and Recognition Plans. In 1995, the Bank adopted a Management Development and Recognition Plans (the "1995
MRP") for officers, employees and non-employee directors of the Bank. All shares under the 1995 MRP have been awarded. In connection with the conversion and reorganization, the shares awarded to the 1995 MRP participants were treated in the same manner as shares held by other minority shareholders.

     1998 Employee Stock Option Plan. This option plan provides for the grant of (i) options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Code, and (ii) options that do not so qualify nonqualified stock options. Pursuant to the option plan, up to 161,073 shares of common stock (subject to adjustment) are reserved for issuance by PSB upon exercise of stock options to be granted to certain officers and employees of PSB from time to time under the option plan. The purpose of the option plan is to give certain officers and employees an opportunity to acquire common stock and to thereby help PSB attract, retain and motivate key employees and officers.

     Under this plan, option grants have been made to Messrs. Fumo and DiSandro for 75,000 shares each and option grants of 2,857, 2,857 and 4,999 shares have been made to Mr. Eastwood, Mr. Finley and Ms. Pauciello, respectively.

     1998 Management Recognition Plan. The 1998 Management Recognition Plan (the "MRP") is a method of providing certain senior executive officers of PSB with a proprietary interest in PSB, to reward such officers for their service and to encourage such persons to remain in the service of PSB. Pursuant to the MRP, PSB will award certain senior executive officers of PSB "plan share awards" representing the right to earn shares of common stock over a period of five years from the date of the plan share award. PSB will contribute sufficient funds to the MRP to enable the MRP to purchase common stock representing up to 4% of the aggregate number of shares outstanding.(i.e., up to 124,046 shares of common stock).

     Under this plan, share awards have been made to Messrs. Fumo and DiSandro for 30,000 shares each.

Item 12  Security Ownership of Certain Beneficial Owners and
         Management

     The following table sets forth certain information furnished to the Bank as of December 31, 2000, with respect to the beneficial ownership of common stock by (i) each shareholder known to PSB to be the beneficial owner of five percent (5%) or more of the outstanding shares of common stock; (ii) each director of PSB; (iii) the executive officer named in the Summary Compensation Table on page 45 herein, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named have sole voting and investment power with respect to all shares of common stock of which they are the respective beneficial owners.

                                    Amount and      Percent of
                                    Nature of       Outstanding
                                    Beneficial      Shares of
Name of Beneficial Owner             Ownership      common stock

5% Shareholders

First Penn Bank                      238,900            5.36%
Employee Stock Ownership Plan
11 Penn Center, Suite 2601
1835 Market Street
Philadelphia, PA  19103

Directors

Anthony DiSandro                     490,362(1)        10.72%

James W. Eastwood                     33,806(3)          *

Thomas J. Finley, Jr.                 21,372(3)          *

Stephen Marcus                        66,900             *

Vincent J. Fumo                      637,400(2)        11.34%

Rosanne Pauciello                     15,270(3)           *

Named Executive Officers

Gary Polimeno                         41,927              *

All executive officers and
directors as a group (7 persons)     1,019,327         22.88%
______________

*    Ownership percentage is less than 1%.

(1) Amount includes 50,510 shares held indirectly through the 401(k) Plan, 25,723 shares held through the Profit Sharing Plan, 26,135 shares held by the 1995 Management Recognition Plan and 30,000 shares held by the 1998 Management Recognition Plan that have been awarded to Mr. DiSandro, 13,960 shares held in the ESOP, 15,726 shares held by Mr. DiSandro directly and 117,688 shares subject to immediately exercisable options. Also includes 238,900 shares held by the ESOP of which Mr. DiSandro is a trustee and votes in his capacity as trustee.

(2) Amount includes 46,302 shares held through the 401(k) Plan, 13,504 shares held through the Profit Sharing Plan, 162,412 shares held directly, 26,137 shares held by the 1995 MRP and 30,000 shares held by the 1998 Management Recognition Plan that have been awarded to Mr. Fumo, 13,578 shares held in the ESOP, 2,457 shares held on behalf of the daughter of Vincent and Jane Scaccetti Fumo and 117,688 shares subject to immediately exercisable options. Also includes 238,900 shares held by the ESOP of which Mr. Fumo is a trustee and votes in his capacity as such.

(3)  James W. Eastwood, Thomas J. Finley, Jr. and Rosanne
     Pauciello hold 2,857, 2,857 and 4,999 shares, respectively, subject to immediately exercisable options granted pursuant to the 1998 Director Stock Option Plan.

Item 13  Certain Relationships and Related Transactions

     Certain directors and executive officers of PSB, and associates of such persons (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with PSB and its subsidiaries in the ordinary course of business during 2000. All loans made to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risks of collectibility or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

     The consolidated financial statements listed below are from Exhibit 99 to the Registrant's 2000 Form 10-K.

     PSB Bancorp, Inc. and Subsidiaries
       Consolidated Balance Sheet
       Consolidated Statement of Income
       Consolidated Statement of Cash Flow
       Notes to Consolidated Statements
       Report of Independent Public Accountants

     The following reports on Form 8-K were filed in the last quarter of 2000:

       Form 8-K filed November 3, 2000/Announcement of the execution of an Agreement and Plan of Reorganization with Jade Financial Corp.

     (a) Exhibits: The exhibits listed below are filed herewith or incorporated by reference to other filings.

          Exhibit No.     Document

              2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia. (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999

              2.2 Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp.
                          (incorporated herein by reference to
                          Registration Statement of PSB Bancorp,
                          Inc. filed on January 16, 2001.)

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

     (b)  Reports on Form 8-K

          Form 8-K filed November 3, 2000/Announcement of the execution of an Agreement and Plan of Reorganization with Jade Financial Corp.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 9, 2001                 PSB BANCORP, INC.


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

Signature                  Title                  Date

/s/ Vincent J. Fumo        Chairman and Chief     April 9, 2001
Vincent J. Fumo            Executive Officer,
                           Director

/s/ Anthony DiSandro       President and Chief    April 9, 2001
Anthony DiSandro           Operating Officer,
                           Director

/s/ Gary Polimeno          Vice President and     April 9, 2001
Gary Polimeno              Treasurer (Principal
                           Accounting and
                           Financial Officer)

                           Director               April 9, 2001
James W. Eastwood

                           Director               April 9, 2001
Thomas J. Finley, Jr.

/s/ Roseanne Pauciello     Corporate Secretary    April 9, 2001
Roseanne Pauciello         and Director

/s/ Stephen Marcus         Director               April 9, 2001
Stephen Marcus



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

     2.2         Agreement and Plan of Reorganization,
                 dated as of November 2, 2000, between
                 PSB Bancorp, Inc., PSB Merger Sub,
                 Inc. and Jade Financial Corp.
                 (incorporated herein by reference to
                 Registration Statement of PSB Bancorp,
                 Inc. filed on January 16, 2001.)

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