Form 10-Q
period 2001-03-31
PSB BANCORP INC
filed 2001-05-15
CIK 1047537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________.

                           No. 000-24601
                     ------------------------
                     (Commission File Number)

                          PSB BANCORP, INC.
      ------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)

        Pennsylvania                           23-2930740
  ------------------------              ------------------------
  (State of Incorporation)              (IRS Employer ID Number)

11 Penn Center, Suite 2601
1835 Market Street, Philadelphia, PA            19103
----------------------------------------      ----------
(Address of Principal Executive Offices)      (Zip Code)

                          (215) 979-7900
                 -------------------------------
                 (Registrant's Telephone Number)

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
Yes (X)     No ( )

Number of shares outstanding as of March 31, 2001

     COMMON STOCK (No Par Value)            4,095,751
     ---------------------------       --------------------
         (Title of Class)              (Outstanding Shares)



                         PSB Bancorp, Inc.
                            FORM 10-Q

               For the Quarter Ended March 31, 2001

                             Contents

                                                             Page

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of March 31, 2001 (Unaudited) and December  31,
         2000                                                  4

         Consolidated Statement of Income (Unaudited)
         for the Three Month Periods Ended March 31,
         2001 and 2000                                         6

         Consolidated Statement of Cash Flows (Unaudited)
         for the Three Month Periods Ended March 31, 2001
         and 2000                                              8

         Consolidated Statement of Comprehensive Income
         (Unaudited) for the Three Month Periods Ended
         March 31, 2001 and 2000                              10

         Notes to Consolidated Financial Statements           11

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  15

PART 2.  Other Information                                    26



Part I  Financial Information

Item 1  Financial Statements

                          PSB BANCORP, INC
                  STATEMENTS OF FINANCIAL CONDITION
                           (In thousands)

                                                   March 31,   December  31,
                                                      2001         2000
                                                  -----------  -------------
                                                  (unaudited)   (audited)
ASSETS
  Cash and due from banks                         $  2,760     $  2,937
  Interest bearing deposits with banks              12,892       14,969
  Investment securities available-for-
    sale, at fair value                             19,156       24,558
  Mortgage-backed securities available-for-
    sale, at fair value                             50,979       42,228
  Mortgage-backed securities held-to-maturity
    (fair value of $1,007 and $1,032)                  893          910
  Investment securities held-to-maturity
    (fair value of $3,799 and $4,896)                3,000        4,000
  Other investments                                  1,560        1,649
  Loans, less allowance for loan losses of
    $1,349 and $1,349, respectively                152,209      145,856
  Loans held for sale                                9,504        9,080
  Property acquired through loan foreclosure
    actions, net                                     1,512        1,046
  Premises and equipment, net                        1,784        1,820
  Accrued interest receivable                        2,205        2,165
  Prepaid corporate taxes                            1,198          973
  Deferred tax asset                                 1,115        1,379
  Other assets                                       1,323        1,249
                                                  --------     --------
     TOTAL ASSETS                                 $262,090     $254,819
                                                  ========     ========

LIABILITIES
  Deposits
    Non-interest bearing                          $ 13,034     $ 15,287
    Interest bearing                               197,235      188,888
                                                  --------     --------
                                                   210,269      204,175

  Borrowed funds                                         0            0
  Securities purchased under agreements to resell   13,328       13,402
  Income taxes payable                                   0            0
  Accrued interest payable                             447          442
  Other liabilities                                    977          818
                                                  --------     --------
     Total liabilities                             225,021      218,837
                                                  --------     --------

SHAREHOLDERS' EQUITY
  Common stock-authorized, 17,999,500 shares
    no par value, issued and outstanding,
    4,095,751                                            0            0
  Additional paid-in capital                        40,694       40,710
  Employee stock ownership plan                     (1,074)      (1,111)
  Retained earnings                                   (417)        (971)
  Accumulated other comprehensive income, net          145         (367)
  Treasury stock 446,756 shares, at cost            (2,279)      (2,279)
                                                  --------     --------
     Total shareholders' equity                     37,069       35,982
                                                  --------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $262,090     $254,819
                                                  ========     ========

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                             Three months ended
                                                 March 31,
                                             2001       2000
                                          ----------- -----------
                                               (unaudited)
INTEREST INCOME
  Loans, including fees                      $3,799     $4,134
  Investment securities                       1,081      1,259
  Deposits with banks                           209         27
                                             ------     ------
     Total interest income                    5,089      5,420

INTEREST EXPENSE
  Interest on deposits                        2,574      2,011
  Interest on borrowings                        190        570
  Interest - other                                0          0
                                             ------     ------
     Total interest expense                   2,764      2,581

        Net interest income                   2,325      2,839

PROVISION FOR LOAN LOSSES                         0        100
                                             ------     ------
       Net interest income after provision
         for loan losses                      2,325      2,739
                                             ------     ------

NON-INTEREST INCOME                             271        157
                                             ------     ------
NON-INTEREST EXPENSES
  Salaries and employee benefits                979      1,076
  Occupancy and equipment                       314        271
  Other operating                               586        560
                                             ------     ------
     Total non-interest expenses              1,879      1,907
                                             ------     ------
LOSS ON INVESTMENT                               89          0
                                             ------     ------

     Income before income taxes                 628        989

INCOME TAXES                                     75        235
                                             ------     ------
NET INCOME                                   $  553     $  754
                                             ======     ======

  Net income per common share
    Basic                                    $  .14     $  .17
    Diluted                                     .12        .15

The accompanying notes are an integral part of these financial statements.



                PSB BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
         Increase (Decrease) in Cash and Cash Equivalents


                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
                                                                              (Unaudited)
CASH FLOWS BY OPERATING ACTIVITIES:
  Net Income                                                                 $553        $754
                                                                         --------    --------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on mortgage-backed
        securities                                                            170         10
      Depreciation and amortization                                           102         76
      Write-down and expenses of real estate owned                              3         53
      Gain (loss) on sale of real estate owned                                  0          0
      Gain (loss) on sale of loans                                              0         19
      Loss on investment                                                       89          0
      Provision for losses on loans                                             0        100
      Deferred taxes                                                          264        289
      Compensation expense-Employee Stock Ownership Plan                       21         40
      Change in assets and liabilities:
        (Increase)decrease in loans held for sale                            (424)       424
        (Increase) decrease in accrued interest receivable                    (40)       116
        Increase in prepaid expenses and other assets                         (74)       (71)
        (Increase) decrease in prepaid corporate taxes                       (225)        50
        Increase in corporate taxes payable                                     0        225
        Increase (decrease) in accrued interest payable                         5        (82)
        Increase in accrued expenses                                          159        291
                                                                          -------    -------
     Total Adjustments                                                         50      1,540
                                                                          -------    -------
     Net cash provided for operating activities                               603      2,294
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities, available for sale               (9,554)         0
  Purchase of investment securities, available-for-sale                    (1,408)      (500)
  Mortgage-backed security maturities and principal repayments              8,822        878
  Acquisition costs of and proceeds from the sale of Federal
    Home Loan Bank stock                                                        0       (150)
  Proceeds from sale of real estate owned net of improvements                   0         71
  Property acquired through loan foreclosure action                          (466)      (314)
  Capital expenditures                                                        (66)      (285)
  Increase in total loans receivable, net                                  (6,353)    11,798
                                                                          -------    -------
     Net cash provided by (used in) in investing activities                (9,025)    11,498
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                      6,632     (5,077)
  Change in advances for borrowers' taxes and
   insurance                                                                 (538)      (406)
  Repayment of borrowed funds                                                   0    (14,000)
  Change in securities purchased under agreements to resell                    74        444
                                                                          -------    -------
     Net cash provided by (used in) financing activities                    6,168    (19,039)
                                                                           -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (2,254)    (5,247)

  Cash and Cash equivalents, beginning of period                           17,906     17,275
                                                                         --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   15,652     12,028
                                                                         ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and borrowings                                  $  2,759   $  2,086
                                                                         ========   ========

    Income taxes                                                         $     75   $     73
                                                                         ========   ========
NON CASH ACTIVITIES

  Loans transferred to real estate owned                                 $    466   $    159
                                                                         ========   ========



                PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (IN THOUSANDS)


                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
                                                                             (Unaudited)
Net income                                                                   $553        $754

Other comprehensive income, net of tax:

  Accumulated comprehensive gain (loss), investments available for sale       512        (124)
                                                                         --------    --------

Other comprehensive income                                                    512        (124)
                                                                         --------    --------

Comprehensive Income                                                       $1,065        $630
                                                                         ========    ========



                          PSB BANCORP, INC.
                    NOTE TO FINANCIAL STATEMENTS
                          MARCH 31, 2001
                            (UNAUDITED)

Basis of Presentation:

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. ("PSB") and its wholly-owned subsidiary, First Penn Bank (the "Bank"). Significant inter-company accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in PSB's Annual Report on form 10-K for the year ended December 31, 2000.

Note 1. Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Stock options are considered common stock equivalents and are included in the computation of dilutive EPS using the treasury stock method, unless anti-dilutive.

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three months ended March 31, 2001:

-----------------------------------------------------------------------------
                                            Income       Shares     Per-Share
                                          (Numerator) (Denominator)   Amount
-----------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders     $553,500    3,966,429    $.14
                                                                     ====

Effect of Dilutive Securities:
Options                                                   524,806
                                                        ---------

Diluted EPS:
Income available to common shareholders     $553,500    4,491,235    $.12
                                                                     ====

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the Bank's net income for the three months ended March 31, 2000:

-----------------------------------------------------------------------------
                                            Income       Shares     Per-Share
                                          (Numerator) (Denominator)   Amount
-----------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders     $754,000    4,370,642    $.17
                                                                     ====

Effect of Dilutive Securities:
Options                                                   553,288
                                                        ---------

Diluted EPS:
Income available to common shareholders     $754,000    4,923,930    $.15
                                                                     ====

Note 2.  Summary of Significant Accounting Policies
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of PSB as of March 31, 2001 and December 31, 2000 and the results of their operations for the three months ended March 31, 2001 and 2000. The accounting policies and reporting practices of PSB are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

     The accompanying financial statements have been prepared in accordance with instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principals.

     The results of operations for the three months ended
March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Stock Option Plan

     PSB accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion
No. 25, Accounting for Stock Issued To Employees, and related interpretations. As such, compensation expense would be reported on the date of grant only if the current market price of the underlying stock exceeds the exercise price. PSB has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Bank has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


Note 4.  Effect of New Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", is effective for PSB for the period beginning June 30, 2000 and establishes reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholder's equity, such as the net unrealized gain or loss on available-for-sale securities. PSB has adopted SFAS No. 130.

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", is effective for the Bank for the period beginning June 30, 2000 and establishes disclosure requirements for segment operations. PSB has adopted SFAS
No. 131.

     SFAS No. 132, "Employers' Disclosures About Pensions and
Other Postretirement Benefits", is effective for the Bank for the period beginning June 30, 2000 and revises the disclosure requirements for pension and postretirement benefit plans.

     SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," is effective for PSB beginning June 30,
2000. The Bank has no activity subject to SFAS 133. PSB plans to adopt SFAS No. 133 when required.

     SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities replaced SFAS No. 125 effective for all transactions after March 31, 2001. The Bank has no activity subject to SFAS 140. the Bank plans to adopt SFAS No. 140 when required.

Note 5.  Securities
     The Bank divides its securities portfolio into two segments:
(a) held-to-maturity and (b) available for sale. Held-to-maturity securities are accounted for at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Bank's intent and ability to hold the securities until maturity. Marketable securities included in the available-for-sale category are accounted for at fair value, with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. The fair value of marketable securities available-for-sale is determined from publicly quoted market prices. Securities available-for-sale, which are not readily marketable, which include the Federal Reserve Bank stock, are carried at cost which approximates liquidation value.
At the time of purchase, the Bank makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Securities, which the Bank believes may be involved in interest rate risk, liquidity, or other asset/liability management decisions, which might reasonably result in such securities not being held-to- maturity, are classified as available-for-sale.
If securities are sold, a gain or loss is determined by a specific identification method and is reflected in the operating results in the period the trade occurs. Gains and losses realized on sales of investment securities represent differences between the net proceeds and carrying values determined by the specific identification method.

Note 6.  Income Taxes

     PSB accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be resolved or settled. The effect on deferred taxes of a change in tax rates is recognizable in income in the period that includes the enactment date.



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

Net Income

     The Bank's net income totaled $553,500 and $754,000 for the three months ended March 31, 2001 and 2000, respectively. PSB's basic and diluted earnings per share for the three months ended March 31, 2001 were $0.14 and $.0.12 respectively, compared to $0.17 and $0.15 per share for the three months ended March 31, 2000, respectively. The decrease in earnings per share reflects the decreased earnings of PSB primarily related to an eighty-nine basis point decline in the net interest margin.

Net Interest Income and Average Balances

     Net interest income is a key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income for the first quarter of 2001 was $2.3 million compared to $2.7 million, or 14.81% less than the first quarter of 2000. The decrease generally reflected payoffs of higher yielding mortgage-backed securities called in January of 2001 and a decrease in the loan portfolio as well as a 42 basis point increase in the cost of interest-bearing liabilities. The mortgage-backed securities called in January 2001 were replaced at the end of March 2001 along with the purchase of additional mortgage-backed securities that carried a lower yield.

     Overall, average total interest-earning assets provided a yield of 8.03% for the three months ended March 31, 2001, compared to 8.50% for the same period in 2000. The average yield for the three months ended March 31, 2001 decreased due to decreases in the average yields on our interest-earning deposits, investment securities and mortgage-backed securities due to an overall decline in interest rates. Average total loans of $159.6 million for the three months ended March 31, 2001, provided a yield of 9.52% for the period, compared to average total loans of $174.4 million for the three months ended March 31, 2000 providing a yield of 9.53% for the period. The overall decrease in average total loans was due to a decrease in the volume of our student loan program. Average total interest-bearing liabilities decreased $4.4 million or 2.25% to $196.5 million at a rate of 5.63% for the three months ended March 31, 2001, from $200.9 million at a rate of 5.14% for the same period in 2000. The decrease in total interest-bearing liabilities was a combination of a decrease in our borrowings and deposits in our money market and savings deposit accounts offset by an increase in our certificate of deposit accounts. A change in deposit mix resulted in a higher overall rate paid on total interest-bearing liabilities due to the increase in deposits in higher rate-bearing certificate of deposit accounts.



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


                                                                Three Months Ended March 31,
                                                --------------------------------------------------------
                                                             2001                        2000
                                                --------- ---------  ------  --------- ---------  ------
                                                 Average  Interest/  Yield/   Average  Interest/  Yield/
                                                 Balance   Expense    Rate    Balance   Expense    Rate
                                                --------- ---------  ------  --------- ---------  ------
ASSETS
Interest-earning assets:
  Interest-earning deposits                     $ 22,279  $   209     3.75%  $   4,696 $    48     4.09%
  Investment securities                           26,386      385     5.84%      8,030     135     6.72%
  Mortgage-backed securities                      45,184      696     6.16%     67,954   1,084     6.38%
  Net loans                                      159,607    3,799     9.52%    174,394   4,153     9.53%
                                                --------  -------    -----   --------- -------    -----
    Total interest-earning assets                253,456  $ 5,089     8.03%    255,074 $ 5,420     8.50%
                                                ========  =======    =====   ========= =======    =====
Noninterest-earning assets                         5,810                        11,235
    Total assets                                $259,266                      $266,309
                                                ========                      ========

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                         $ 15,622  $    53     1.36%   $ 12,323  $    71    2.30%
  Money market accounts                           10,921      101     3.70%     13,768      122    3.54%
  Savings deposits                                28,868      205     2.84%     29,589      210    2.84%
  Certificates                                   127,591    2,215     6.94%    103,706    1,608    6.20%
                                                --------  -------    -----    --------  -------   -----
     Total deposits                              183,002    2,574     5.63%    159,386    2,011    5.05%
  Borrowed money                                  13,458      190     5.65%     41,558      570    5.49%
                                                --------  -------    -----    --------  -------   -----
     Total interest-bearing liabilities          196,460    2,764     5.63%    200,944    2,581    5.14%
Non-interest-bearing liabilities                  26,128                        29,442
                                                --------                      --------
     Total liabilities                           222,588                       230,386
Retained earnings or shareholders' equity         36,678                        35,923
     Total liabilities and retained earnings
       or shareholders' equity                  $259,266                      $266,309
                                                ========                      ========
Net interest income                                       $ 2,325                       $ 2,839
                                                          =======                       =======
Interest rate spread                                                  2.40%                        3.36%
Net yield on interest-earning assets                                  3.67%                        4.45%
Ratio of interest-earning assets to
  interest-bearing liabilities                                        1.29x                        1.27x



Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the Board of Directors. See "Asset Quality - Allowance for Loan Losses." The Bank had no provision for loan losses during the three months ended March 31, 2001 compared to $100,000 for the same period in 2000. Additionally, the Bank did not have any charge-offs or recovery against the allowance for loan losses during such periods.

Non-interest Income

     Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Non-interest income increased by $114,000, or 72.61%, to $271,000 for the three months ended March 31, 2001, from $157,000 for the three months ended March 31, 2000. The principal reasons for the increase in non-interest income was a $57,000 increase in gain on sale of loans to $76,000 in 2001 from $19,000 in 2000, due to an increase in the number of loans sold by Transnational Mortgage Corp. in 2001, and a $76,000 increase in service fees and return check fees to $164,000 in 2001 from $88,000 in 2000. This increase was partially offset by a decrease in rental and other income

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Non-interest expense decreased by $28,000, or 1.46%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. The principal reasons for the decrease was a decrease in salary and employee benefits.

Provision for Income Taxes

     Income tax provisions for the three months ended March 31, 2001 and 2000 of $75,000 and $235,000, respectively, generally reflect the Bank's pre-tax income in accordance with the principles of SFAS No. 109, "Accounting for Income Taxes."

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

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return.
Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $109 million credit facility with the Federal Home Loan Bank (FHLB). Advances are secured by all FHLB stock and qualifying mortgage loans. The Bank had no outstanding borrowings as of March 31, 2001.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the three months ended March 31,2001, net cash provided by operating activities was $603,000, compared to net cash provided by operating activities of $2.3 million for the same period of 2000. During the three months ended March 31, 2001, net cash used in investing activities was $9.0 million, compared to net cash provided by investing activities of $11.5 million for the same period of 2000. Financing activities provided net cash of $6.2 million during the three months ended March 31, 2001, compared to $19.0 million in net cash used in financing activities for the same period of 2000. The net result of these items was a $2.3 million decrease in cash and cash equivalents for the three months ended March 31, 2001, compared to a $5.2 million decrease in cash and cash equivalents for the same period of 2000.

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

Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At March 31, 2001, the Bank was required to have a minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at March 31, 2001, were 22.4% and 23.2%, respectively, and the Bank's Tier I leverage ratio was 13.59%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

    On March 31, 2001, the Bank was in compliance with regulatory capital requirements as follows:

                                    Well Capitalized    March 31,    Dec. 31,
                                         Ratios           2001         2000
                                    ----------------    ---------    --------
Tier I Capital                                          $ 34,779     $ 34,183
Tier II Capital                                            1,349        1,349
                                                        --------     --------
Total Qualifying Capital                                $ 36,128     $ 35,532

Risk Adjusted Total Assets                               155,550     $146,793

Tier I Risk Based Capital Ratio          6.00%             22.36%       23.29%
Total Risk Based Capital Ratio          10.00%             23.23%       24.21%
Leverage Ratio                           5.00%             13.59%       13.21%



FINANCIAL CONDITION

General

     The Bank's total assets increased $7.3 million or 2.86% from $254.8 million at December 31, 2000 to $262.1 million at March 31, 2001. The increase in assets was primarily the result of a increase in net loans and loans held for sale.

     At March 31, 2001 the Bank's net loan portfolio totaled $161.7 million compared to $154.9 million at December 31, 2000. At March 31, 2001, one-to-four family residential loans totaled $62.7 million compared to $63.5 million at December 31, 2000. At March 31, 2001, construction loans totaled $24.1 million compared to $23.3 million at December 31, 2000.

     The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2001 compared to December 31, 2000, including data regarding the portion of the Bank's loans that bear fixed and adjustable interest rates, respectively. From time to time, TNMC has originated and sold mortgage loans to third party investors within the Bank's financial reporting periods. Similarly, student loans are frequently originated and sold within the Bank's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):


                                       At March 31,         At December 31,
                                  --------------------   ---------------------
                                          2001                   2000
                                  --------------------   ---------------------
                                    Amount    Percent      Amount     Percent    Variance   % Change
                                  ---------- ---------   ----------  ---------  ---------- ----------
Real Estate Loans:
  One-to-four family(1)            $ 62,734     38.41%    $ 63,557     40.60%     ($823)     -1.29%
  Construction loans                 24,180     14.81%      23,328     14.90%       852       3.65%
  Five or more family residence       2,461      1.51%       2,552      1.63%       (91)     -3.57%
  Nonresidential                     34,522     21.14%      28,805     18.40%     5,717      19.85%

Commercial loans                     14,982      9.17%      13,902      8.88%     1,080       7.77%
SBA loans                            12,477      7.64%      11,029      7.04%     1,448      13.13%
Student loans                         5,832      3.57%      11,288      7.21%    (5,456)    -48.33%
Consumer loans                        6,135      3.76%       2,099      1.34%     4,036     192.28%
                                   --------    ------      -------    ------    -------     ------
     Total loans                   $163,323    100.00%    $156,560    100.00%     6,763       4.32%
                                   ========    ======     ========    ======    =======     ======

Less:
  Unearned fees and discounts      $    261               $    275
  Undisbursed loan proceeds               -                      -
  Allowance for loan losses           1,349                  1,349
                                   --------               --------
  Net Loans                        $161,713               $154,936
                                   ========               ========

Total loans with:
  Fixed rates                      $112,229     68.72%    $107,700     68.79%
  Adjustable rates                   51,094     31.28%      48,860     31.21%
                                   --------    ------     --------    ------
     Total loans                   $163,323    100.00%    $156,560    100.00%

(1) Includes loans held for sale

     Total investment securities (including mortgage-backed securities) increased $2.3 million, or 3.13%, to $75.6 million at March 31, 2001, from $73.3 million at December 31, 2000.

     Cash and cash equivalents, including interest-earning deposits with banks, decreased $2.3 million or 12.84% to $15.6 million at March 31, 2001, from $17.9 million at December 31, 2000. This decrease was the result of the redemption of certificate of deposits and disbursements of loan proceeds.

     Total liabilities increased $6.2 million to $225.0 million at March 31, 2001 from $218.8 million at December 31, 2000. This increase reflected an increase in the Bank's primary source of funds and other liabilities.

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

Non-Performing Assets

    The Bank's level of non-performing assets increased $954,000, or 23.03% to $5.1 million, during the three months ended
March 31, 2001, from $4.1 million at December 31, 2000. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of March 31, 2001 and December 31, 2000 (dollars in thousands):



                                                              At March 31,        At December 31,
                                                                 2001                  2000
                                                              ------------        ---------------
Loans past due 90 days or more as to interest or
  principal and accruing interest                             $     -             $     -
Nonaccrual loans                                                3,583               3,095
Loans restructured to provided a reduction or deferral
  of interest or principal                                          -                   -
                                                              -------             -------
Total nonperforming loans                                       3,583               3,095
Real estate owned (REO)                                         1,512               1,046
                                                              -------             -------
     Total nonperforming assets                               $ 5,095             $ 4,141
                                                              =======             =======

Nonperforming loans to total loans                               2.20%               1.98%
Nonperforming assets to total assets                             1.94%               1.63%
Allowance for loan losses to total loans                         0.63%               0.86%
Allowance for loan losses to nonperforming loans                37.65%              43.59%
Allowance for loan losses to nonperforming assets               26.48%              32.58%
Net charge-offs as a percentage of total loans                      -                   -


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

     Based upon management's analysis, the Bank recorded provisions for loan losses during the three month periods ended
March 31, 2001 and 2000 of $0 and $100,000, respectively. The
Bank recorded no charge-offs or recoveries for the periods ended
March 31, 2001 and 2000.

Quantitative and Qualitative Disclosures About Market Risk

     For information regarding the market risk of PSB's financial instruments, see "Liquidity and Interest Rate Sensitivity" in the MD&A. PSB's principal market risk exposure is to interest rate changes.



Part II.  OTHER INFORMATION

Item 2    Legal Proceedings - None

Item 3    Changes in Securities - None

Item 4    Defaults upon Senior Securities - Not Applicable

Item 5    Submission of Matters to a Vote of Security Holders -
                                    None

Item 6    Exhibits and Reports on Form 8-K

Exhibit Index.

          Exhibit No.     Document

              2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia. (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999).

              2.2 Agreement and Plan of Reorganization among PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp.
                         (incorporated herein by reference to
                          Exhibit 2.2 of the Registration
                          Statement on Form S-4 of PSB Bancorp,
                          Inc. filed January 16, 2001.


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


             10.7 First Penn Bank's Stock Option Plan (incorporated herein by reference to
                          Exhibit 10.9 of the S-4 Registration
                          Statement of PSB Bancorp, Inc. filed
                          June 25, 1999).

             10.8         First Penn Bank's Management
                          Recognition Plan (incorporated herein
                          by reference to Exhibit 10.10 of the
                          S-4 Registration Statement of PSB
                          Bancorp, Inc. filed June 25, 1999).

             21           Schedule of Subsidiaries (incorporated
                          herein by reference to Form 10-KSB of
                          PSB Bancorp, Inc. filed on March 30,
                          2000).

____________
* Denotes a management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     (1) Form 8-K filed on February 14, 2001 to announce the write-off of a $2.5 million investment in an aggregator of Internet banking services.



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



May 15, 2001