Form 10-Q
period 2001-06-30
PSB BANCORP INC
filed 2001-08-14
CIK 1047537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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
Yes (X)     No ( )

Number of shares outstanding as of June 30, 2001

     COMMON STOCK (No Par Value)            4,493,776
     ---------------------------       --------------------
         (Title of Class)              (Outstanding Shares)



                         PSB Bancorp, Inc.
                            FORM 10-Q

               For the Quarter Ended June 30, 2001

                             Contents

                                                             Page

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of June 30, 2001 (Unaudited) and December  31,
         2000                                                  4

         Consolidated Statements of Income (Unaudited)
         for the Three and Six Month Periods Ended June 30,
         2001 and 2000                                         6

         Consolidated Statements of Cash Flows (Unaudited)
         for the Six Month Periods Ended June 30, 2001
         and 2000                                             10

         Consolidated Statements of Comprehensive Income
         (Unaudited) for the Three and Six Month Periods
         Ended June 30, 2001 and 2000                         12

         Notes to Consolidated Financial Statements           13

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  20

PART II. Other Information                                    35

         Exhibits and Reports on Form 8-K



Part I  FINANCIAL INFORMATION

Item 1  Financial Statements

                          PSB BANCORP, INC
                  STATEMENTS OF FINANCIAL CONDITION
                           (In thousands)

                                                   June 30,     December  31,
                                                      2001         2000
                                                  -----------   -------------
                                                  (unaudited)     (audited)
ASSETS
  Cash and due from banks                          $ 10,511       $  2,937
  Interest bearing deposits with banks               47,583         14,969
  Investment securities available-for-
    sale, at fair value                              39,538         24,558
  Mortgage-backed securities available-for-
    sale, at fair value                              48,046         42,228
  Mortgage-backed securities held-to-maturity
    (fair value of $3,022 and $1,032)                 2,997            910
  Investment securities held-to-maturity
    (fair value of $3,799 and $4,896)                 2,000          4,000
  Other investments                                   1,813          1,649
  Loans, less allowance for loan losses of
    $3,083 and $1,349, respectively                 300,925        145,856
  Loans held for sale                                12,871          9,080
  Property acquired through loan foreclosure
    actions, net                                      1,103          1,046
  Premises and equipment, net                         1,786          1,820
  Accrued interest receivable                         2,692          2,165
  Bank owned life insurance (BOLI)                   10,851              0
  Deferred tax asset                                  4,192          1,379
  Prepaid expenses and other assets                   3,094          2,222
                                                   --------       --------
     TOTAL ASSETS                                  $490,002       $254,819
                                                   ========       ========

LIABILITIES
  Deposits
    Non-interest bearing                           $ 29,685       $ 15,287
    Interest bearing                                378,806        188,888
                                                   --------       --------
  Total Deposits                                    408,491        204,175

  Borrowed funds                                      4,000              0
  Securities sold under agreements to repurchase     13,334         13,402
  Income taxes payable                                    0              0
  Accrued interest payable                              454            442
  Other liabilities                                  25,465            818
                                                   --------       --------
     Total liabilities                              451,744        218,837
                                                   --------       --------

SHAREHOLDERS' EQUITY
  Common stock authorized, 15,000,000 shares
    no par value, issued and outstanding,
    4,493,776, June 30, 2001                              0
  Common stock authorized, 15,000,000 shares
    no par value, issued and outstanding,
    4,095,751, December 31, 2000                                         0
  Additional paid-in capital                         40,634         40,710
  Employee stock ownership plan                      (1,907)        (1,111)
  Retained earnings                                      64           (971)
  Accumulated other comprehensive income, net          (268)          (367)
  Treasury stock 446,756 shares, at cost,
     December 31, 2000                                              (2,279)
  Treasury stock 48,731 shares, at cost
     June 30, 2001                                     (265)
                                                   --------       --------
     Total shareholders' equity                      38,258         35,982
                                                   --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $490,002       $254,819
                                                   ========       ========

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                             Three months ended
                                                 June 30,
                                              2001        2000
                                             ------     -------
                                                (unaudited)
INTEREST INCOME
  Loans, including fees                      $3,778     $4,007
  Investment securities                       1,062      1,230
  Deposits with banks                           105         16
                                             ------     ------
     Total interest income                    4,945      5,253

INTEREST EXPENSE
  Interest on deposits                        2,617      1,911
  Interest on borrowings                        162        582
  Interest - other                                0          0
                                             ------     ------
     Total interest expense                   2,779      2,493

        Net interest income                   2,166      2,760

PROVISION FOR LOAN LOSSES                         0          0
                                             ------     ------
       Net interest income after provision
         for loan losses                      2,166      2,760
                                             ------     ------

NON-INTEREST INCOME                             309        167
                                             ------     ------
NON-INTEREST EXPENSES
  Salaries and employee benefits                907      1,079
  Occupancy and equipment                       301        293
  Other operating                               728        724
                                             ------     ------
     Total non-interest expenses              1,936      2,096
                                             ------     ------
LOSS ON INVESTMENT                               41          0
                                             ------     ------

     Income before income taxes                 498        831

INCOME TAXES                                     61        240
                                             ------     ------
NET INCOME                                   $  437     $  591
                                             ======     ======

  Net income per common share
    Basic                                    $  .11     $  .14
    Diluted                                     .10        .13

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                                 Six months ended
                                                     June 30,
                                                  2001      2000
                                                -------   -------
                                                  (unaudited)
INTEREST INCOME
  Loans, including fees                         $ 7,577   $ 8,141
  Investment securities                           2,143     2,489
  Deposits with banks                               314        43
                                                 ------   -------
     Total interest income                       10,034    10,673

INTEREST EXPENSE
  Interest on deposits                            5,191     3,922
  Interest on borrowings                            352     1,152
  Interest - other                                    0         0
                                                 ------   -------
     Total interest expense                       5,543     5,074

        Net interest income                       4,491     5,599

PROVISION FOR LOAN LOSSES                             0       100
                                                 ------   -------
  Net interest income after provision
         for loan losses                          4,491     5,499
                                                 ------   -------

NON-INTEREST INCOME                                 580       324
                                                 ------   -------
NON-INTEREST EXPENSES
  Salaries and employee benefits                  1,886     2,155
  Occupancy and equipment                           615       564
  Other operating                                 1,314     1,284
                                                 ------   -------
     Total non-interest expenses                  3,815     4,003
                                                 ------   -------
LOSS ON INVESTMENT                                  130         0
                                                 ------   -------

     Income before income taxes                   1,126     1,820

INCOME TAXES                                        136       475
                                                 ------   -------
NET INCOME                                       $  990   $ 1,345
                                                 ======   =======

  Net income per common share
    Basic                                        $  .25   $   .31
    Diluted                                         .22       .28

The accompanying notes are an integral part of these financial statements.



                PSB BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)
         Increase (Decrease) in Cash and Cash Equivalents

                                                                           Six Months Ended
                                                                               June 30,
                                                                         --------------------
                                                                            2001        2000
                                                                         ---------   ---------
                                                                              (Unaudited)
CASH FLOWS BY OPERATING ACTIVITIES:
  Net income                                                             $    990    $  1,345
                                                                         --------    --------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on mortgage-backed
        securities                                                            139         23
      Depreciation and amortization                                           203         43
      Write-down and expenses of real estate owned                            192         96
      (Gain) loss on sale of real estate owned                                  0       (151)
      (Gain) loss on sale of loans                                              0         82
      Loss on investment                                                      131          0
      Provision for losses on loans                                             0        118
      Deferred taxes                                                          121       (668)
      Compensation expense-Employee Stock Ownership Plan                       42         80
      Change in assets and liabilities:
        (Increase)decrease in loans held for sale                          (3,791)       699
        (Increase) decrease in accrued interest receivable                    148        112
        Increase in prepaid expenses and other assets                        (645)       113
        (Increase) decrease in prepaid corporate taxes                       (142)      (150)
        Increase in corporate taxes payable                                     0        475
        Increase (decrease) in accrued interest payable                        12        (17)
        Increase in accrued expenses                                          823        443
                                                                          -------    -------
     Total adjustments                                                     (2,767)     1,298
                                                                          -------    -------
     Net cash (used in) provided by operating activities                   (1,777)     2,643
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities, available-for-sale              (10,000)         0
  Purchase of investment securities, available-for-sale                    (1,659)      (500)
  Investments and Mortgage-backed security maturities and
    principal repayments                                                   14,943      2,178
  Acquisition costs of and proceeds from the sale of Federal
    Home Loan Bank stock                                                    1,157       (150)
  Proceeds from sale of real estate owned net of improvements                 600        164
  Capital expenditures                                                       (169)      (245)
  Increase in total loans receivable, net                                 (26,359)    16,884
  Cash received in acquisition                                             40,521          0
                                                                          -------    -------
     Net cash provided by investing activities                             19,034     18,331
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                                     19,040    (19,293)
  Change in advances for borrowers' taxes and
   insurance                                                                 (177)      (126)
  Proceeds (repayments) of borrowed funds                                   4,000     (7,500)
  Change in securities purchased under agreements to resell                    68     (2,213)
                                                                          -------    -------
     Net cash provided by (used in) financing activities                   22,931    (29,132)
                                                                          -------   --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                       40,188     (8,158)

  Cash and Cash equivalents, beginning of period                           17,906     17,275
                                                                         --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   58,094      9,117
                                                                         ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and borrowings                                  $  3,082   $  3,922
                                                                         ========   ========

    Income taxes                                                         $      0   $    475
                                                                         ========   ========
NON CASH ACTIVITIES

  Loans transferred to real estate owned                                 $    849   $    304
                                                                         ========   ========



                PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (In thousands)

                                         Six Months Ended   Three Months Ended
                                             June 30,            June 30,
                                            (Unaudited)         (Unaudited)
                                         2001      2000        2001     2000
Net income                              $  990    $1,345      $ 437     $591

Other comprehensive income, net of
  tax:

  Accumulated comprehensive gain (loss),
  Investments available-for-sale           412       218       (100)     342
                                        ------    ------      -----     ----

Other comprehensive income                 412       218       (100)     342
                                        ------    ------      -----     ----

Comprehensive income                    $1,402    $1,563      $ 337     $933
                                        ======    ======      =====     ====



                          PSB BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          June 30, 2001
                            (UNAUDITED)

Basis of Presentation:

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. ("PSB") and its wholly-owned subsidiary, First Penn Bank (the "Bank"). Significant inter-company accounts and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with US generally accepted accounting principles. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in PSB's Annual Report on form 10-K for the year ended December 31, 2000.

     On June 29, 2001 PSB Bancorp, Inc. acquired Jade Financial Corp. and its wholly-owned subsidiary, IGA Federal Savings Bank, in a cash transaction valued at approximately $24.1 million. The acquisition was accounted for using the purchase method of accounting (see Note 7). The statement of financial condition included herein as of June 30, 2001 includes the effect of the acquisition of Jade Financial Corp. The results of operations of Jade Financial Corp. for June 30, 2001 have not been included in this report because they were deemed immaterial to these statements taken as a whole.

     PSB Bancorp, Inc.'s consolidated statements of financial condition do not include the consolidation of the assets of Iron Bridge Holdings, Inc. ("Iron Bridge"), however, the Bank's 56.9% ownership interest in Iron Bridge is accounted for in the results of operations using the equity method due to the immateriality of the Bank's total investment in Iron Bridge.

Note 1.  Earnings Per Share

     Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Outstanding stock options are considered common stock equivalents and are included in the computation of dilutive EPS using the treasury stock method, unless anti-dilutive.

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for PSB's net income for the three months ended June 30, 2001:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
Basic EPS:
Income available to common
  shareholders                           $436,629      3,973,088        $.11
                                                                        ====

Effect of Dilutive Securities:
Options                                                  525,881
                                                       ---------

Diluted EPS:
Income available to common
  shareholders                           $436,629      4,498,969        $.10
                                                                        ====

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for PSB's net income for the six months ended June 30, 2001:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
Basic EPS:
Income available to common
  shareholders                           $990,179      3,973,088        $.25
                                                                        ====

Effect of Dilutive Securities:
Options                                                  525,881
                                                       ---------

Diluted EPS:
Income available to common
  shareholders                           $990,179      4,498,969        $.22
                                                                        ====

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for PSB's net income for the three months ended June 30, 2000:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
Basic EPS:
Income available to common
  shareholders                           $591,000      4,288,097        $.14
                                                                        ====

Effect of Dilutive Securities:
Options                                                  531,571
                                                       ---------

Diluted EPS:
Income available to common
  shareholders                           $591,000      4,819,668        $.13
                                                                        ====

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for PSB's net income for the six months ended June 30, 2000:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
Basic EPS:
Income available to common
  shareholders                          $1,345,000     4,288,097        $.31
                                                                        ====

Effect of Dilutive Securities:
Options                                                  531,571
                                                       ---------

Diluted EPS:
Income available to common
  shareholders                          $1,345,000     4,819,668        $.28
                                                                        ====

Note 2.  Summary of Significant Accounting Policies

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of PSB as of June 30, 2001 and December 31, 2000 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000. The accounting policies and reporting practices of PSB are in accordance with US generally accepted accounting principles and have been followed on a consistent basis.

     The accompanying financial statements have been prepared in accordance with instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a full presentation of financial condition, results of operations and cash flows in accordance with US generally accepted accounting principles.

     The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Stock Option Plan

     PSB accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued To Employees", and related interpretations. As such, compensation expense would be reported on the date of grant only if the current market price of the underlying stock exceeds the exercise price. PSB has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. PSB has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Note 4.  Effect of New Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities", was effective for PSB on June 30, 2000. PSB has no activity subject to SFAS 133.

     SFAS No. 140, "Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities" replaced
SFAS No. 125 and is effective for all transactions after March
31, 2001.  PSB has no activity subject to SFAS 140.

     In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement
No. 142, "Goodwill and Other Intangible Assets".

     Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this statement will become effective for PSB on January 1, 2002.

     On January 1, 2002, PSB will recognize the unamortized portion of negative goodwill associated with its acquisition of Jade Financial Corp. as the cumulative effect of a change in accounting principle. On that date, the negative goodwill is expected to approximate $2.1 million. Also, beginning January 1, 2002, the Bank will no longer recognize income associated with the amortization of the negative goodwill, which is expected to approximate $108,000 in 2001 and was zero for 2000.

Note 5.  Securities

     The Bank divides its securities portfolio into two segments:
(a) held-to-maturity and (b) available-for-sale. Held-to-maturity securities are accounted for at cost, adjusted for amortization of premiums and accretion of discounts, using the level-yield method, based on the Bank's intent and ability to hold the securities until maturity. Marketable securities included in the available-for-sale category are accounted for at fair value, with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. The fair value of marketable securities available-for-sale is determined from publicly quoted market prices. Securities available-for-sale that are not readily marketable, which include Federal Reserve Bank stock, are carried at cost which approximates liquidation value. At the time of purchase, the Bank makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Securities that the Bank believes may be involved in interest rate risk, liquidity, or other asset/liability management decisions, which might reasonably result in such securities not being held-to-maturity, are classified as available-for-sale. If securities are sold, a gain or loss is determined by a specific identification method and is reflected in the operating results in the period the sale occurs. Gains and losses realized on sales of investment securities represent differences between the net proceeds and carrying values determined by the specific identification method.

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

Note 7.  Acquisition of Jade Financial Corp.

     On June 29, 2001 PSB Bancorp, Inc acquired Jade Financial Corp. and its wholly-owned subsidiary, IGA Federal Savings Bank, in a cash transaction valued at approximately $24.1 million. The acquisition was accounted for using the purchase method. On
June 29, 2001 each outstanding share of Jade Financial Corp. common stock, other than those shares held by the Jade Financial Corp. Employee Stock Ownership Plan (the "ESOP"), was automatically converted into the right to receive a cash payment equal to $13.55 per share. Those shares held by the ESOP were converted into a right to receive, at the ESOP participant's election, either a cash payment equal to $13.55 per share or the number of shares of PSB common stock equal to an exchange ratio of 2.745 shares of PSB common stock for each share of Jade Financial Corp. common stock held by the ESOP and the ESOP participants.

Note 8.  Pro Forma Results of Operations Reflecting the
         Acquisition of Jade Financial Corp.

     Pro forma results of operations for the six months ended
June 30, 2001 and June 30, 2000 as though PSB Bancorp, Inc. and
Jade Financial Corp. had been combined at the beginning of the six month periods are as follows (in thousands):

                                   Six Months Ended June 30, 2001
                                       PSB     Jade    Combined

Net interest income                  $4,491   $3,330    $7,821
Net income                              990      736     1,726
Diluted EPS                             .22      .42       .39

                                   Six Months Ended June 30, 2000
                                       PSB     Jade    Combined

Net interest income                  $5,599   $3,634    $9,233
Net income                            1,345      452     1,797
Diluted EPS                             .28      .26       .38



Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets. The following discussion does not include Jade Financial Corp. results of operations because the acquisition was completed on June 29, 2001, and the Bank determined that the inclusion of one day of Jade Financial Corp. results of operations was immaterial to the results of operations taken as a whole.

Net Income

     The Bank's net income totaled $437,000 and $591,000 for the three months ended June 30, 2001 and 2000, respectively. PSB's basic and diluted earnings per share for the three months ended June 30, 2001 were $0.11 and $.0.10 respectively, compared to $0.14 and $0.13 per share for the three months ended June 30, 2000, respectively.

     The Bank's net income totaled $990,000 and $1.3 million for the six months ended June 30, 2001 and 2000, respectively. PSB's basic and diluted earnings per share for the six months ended June 30, 2001 were $0.25 and $.0.22 respectively, compared to $0.31 and $0.28 per share for the six months ended June 30, 2000, respectively. The decrease in earnings per share for both the three and six month periods ended June 30, 2001 reflects a narrowing of the net interest margin that was caused by a rapid decrease in the overall interest rate environment. Additionally, the Bank's decision to utilize short term higher interest rate certificates of deposits, in an attempt to increase the Bank's core deposits and provide opportunities to cross sell other services to these depositors, was also a substantial factor in the narrowing of the net interest margin.

Net Interest Income and Average Balances

     Net interest income is a key component of the Bank's profitability and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income for the second quarter of 2001 was $2.2 million compared to $2.8 million, or 21.43% less than the second quarter of 2000. Net interest income for the six month period ended June 30, 2001 was $4.5 million compared to $5.6 million, or 19.64% less than the same period in 2000. The decrease in net interest income reflects a narrowing in the net interest margin that was caused by a rapid decrease in the general interest rate environment. This general decline resulted in a decrease of 118 and 99 basis points in PSB's net interest margin for the three and six months ended
June 30, 2001, respectively.

     Overall, average total interest-earning assets provided a yield of 7.62% for the three months ended June 30, 2001, compared to 8.60% for the same period in 2000. The average yield for the three months ended June 30, 2001 decreased primarily due to a significant decline in the average yield on our loan portfolio, investment securities portfolio and our interest-earning deposits. Additionally, because of market uncertainty, some of our investment assets were liquidated and held in lower yielding deposit accounts. Average total loans of $171.5 million for the three months ended June 30, 2001, provided a yield of 8.81% for the period, compared to average total loans of $166.4 million for the three months ended June 30, 2000, which provided a yield of 9.63% for the period. The increase in average total loans was primarily due to an increase in non-residential, SBA and student loans.

     Average total interest-bearing liabilities increased from $202.9 million to $217.9 million or 7.39% for the three months ended June 30, 2001 and 2000. The average rate on total interest-bearing liabilities increased 19 basis points from 4.91% for the three months ended June 30, 2000 to 5.10% for the three months ended June 30, 2001. The change in total interest-bearing liabilities was the result of an increase in higher rate-bearing certificate of deposit accounts, due to the Bank's marketing efforts to attract these core deposits as previously discussed.

     Overall, average total interest-earning assets provided a yield of 7.82% for the six months ended June 30, 2001, compared to 8.56% for the same period in 2000. The average yield for the six months ended June 30, 2001 decreased primarily due to a decline in the average yields on our interest-earning deposits. Average total loans of $165.6 million for the six months ended June 30, 2001, provided a yield of 9.15% for the period, compared to average total loans of $172.0 million for the six months ended June 30, 2000 that provided a yield of 9.46% for the period. The decrease in average total loans was primarily due to a decrease in the average volume of the student loan program.

     Average total interest-bearing liabilities decreased from $211.3 million to $207.2 million or 1.94% for the six months ended June 30, 2001 and 2000. The primary reason for the change in total interest-bearing liabilities was a decrease in average borrowings by the Bank. The average rate on interest-bearing liabilities for the six month period ending June 30, 2001 increased 55 basis points from 4.80% for the six months ended June 30, 2000 to 5.35% for the six months ended June 30, 2001.



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

                                                                      Three Months Ended June 30,
                                                  -------------------------------------------------------------
                                                                  2001                            2000
                                                  -----------------------------   -----------------------------
                                                              Interest                       Interest
                                                   Average    Income/    Yield/    Average    Income/    Yield/
                                                   Balance    Expense     Rate     Balance    Expense     Rate
                                                  ---------  ---------   ------   --------   ---------   ------
ASSETS
Interest-earning assets:
  Interest-earning deposits                       $ 17,780     $  105     2.36%   $    981     $   16     6.52%
  Investment securities                             20,169        264     5.24%     31,564        478     6.06%
  Mortgage-backed securities                        50,276        798     6.35%     45,218        752     6.65%
  Net loans                                        171,497      3,778     8.81%    166,447      4,007     9.63%
                                                  --------     ------     ----    --------     ------     -----
    Total interest-earning assets                  259,722     $4,945     7.62%    244,210     $5,253     8.60%
                                                  ========     ======     ====    ========     ======     ====
Noninterest-earning assets                           9,340                          13,136
    Total assets                                  $269,062                        $257,346
                                                  ========                        ========

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                           $ 15,051     $   53     1.41%   $ 12,302     $   92     2.99%
  Money market accounts                             13,391        108     3.23%     11,606        108     3.72%
  Savings deposits                                  29,106        211     2.90%     29,217        210     2.88%
  Certificates                                     145,985      2,245     6.15%    111,813      1,501     5.37%
                                                  --------     ------    -----    --------     ------     ----
     Total deposits                                203,533      2,617     5.14%    164,938      1,911     4.63%
  Borrowed money                                    14,331        162     4.52%     38,005        582     6.13%
                                                  --------     ------    -----    --------     ------     ----
     Total interest-bearing liabilities            217,864      2,779     5.10%    202,943      2,493     4.91%
Non-interest-bearing liabilities                    13,928                         17,409
                                                  --------                       --------
     Total liabilities                             231,792                        220,352
Retained earnings or shareholders' equity           37,270                         36,994
     Total liabilities and retained earnings
       or shareholders' equity                    $269,062                       $257,346
                                                  ========                       ========
Net interest income                                           $ 2,166                          $2,760
                                                              =======                          ======
Interest rate spread                                                      2.52%                           3.69%
Net yield on interest-earning assets                                      3.34%                           4.52%
Ratio of interest-earning assets to
  interest-bearing liabilities                                            1.19x                           1.20x



                                                                       Six Months Ended June 30,
                                                     -------------------------------------------------------------
                                                                  2001                            2000
                                                     -----------------------------   -----------------------------
                                                      Average   Interest/   Yield/    Average   Interest/   Yield/
                                                      Balance    Expense     Rate     Balance    Expense     Rate
                                                     ---------  ---------   ------   --------   ---------   ------
ASSETS
Interest-earning assets:
  Interest-earning deposits                          $ 20,027    $   314     3.14%   $  1,372    $    43     6.27%
  Investment securities                                23,317        650     5.58%     31,192        940     6.03%
  Mortgage-backed securities                           47,730      1,493     6.26%     44,807      1,549     6.91%
  Net loans                                           165,552      7,577     9.15%    172,034      8,141     9.46%
                                                     --------    -------     ----    --------     ------     ----
    Total interest-earning assets                     256,626    $10,034     7.82%    249,405    $10,673     8.56%
                                                     ========    =======     ====    ========    =======     ====
Noninterest-earning assets                              7,576                          15,362
    Total assets                                     $264,202                        $264,767
                                                     ========                        ========

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                              $ 15,337     $   106    1.38%   $ 12,312    $   126     2.05%
  Money market accounts                                12,156         206    3.39%     12,687        230     3.63%
  Savings deposits                                     28,987         416    2.87%     29,403        420     2.86%
  Certificates                                        136,788       4,463    6.53%    115,053      3,146     5.47%
                                                     --------     -------    ----    --------    -------     ----
     Total deposits                                   193,268       5,191    5.37%    169,455      3,922     4.63%
  Borrowed money                                       13,895         352    5.07%     41,884      1,152     5.50%
                                                     --------     -------    ----    --------    -------     -----
     Total interest-bearing liabilities               207,163       5,543    5.35%    211,339      5,074     4.80%
Non-interest-bearing liabilities                       20,198                          16,750
                                                     --------                        --------
     Total liabilities                                227,361                         228,089
Retained earnings or shareholders' equity              36,841                          36,678
     Total liabilities and retained earnings
       or shareholders' equity                       $264,202                        $264,767
                                                     ========                        ========
Net interest income                                               $ 4,491                        $ 5,599
                                                                  =======                        =======
Interest rate spread                                                         2.47%                           3.76%
Net yield on interest-earning assets                                         3.50%                           4.49%
Ratio of interest-earning assets to
  interest-bearing liabilities                                               1.24x                           1.18x



Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the Board of Directors. See "Asset Quality - Allowance for Loan Losses." The Bank had no provision for loan losses during the three and six months ended June 30, 2001 compared to $0 and $100,000 for the three and six months ended June 30, 2000. Additionally, the Bank did not have any charge-offs or recovery against the allowance for loan losses during either the three or six month periods ended June 30, 2001.

Non-interest Income

     Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Non-interest income increased by $142,000, or 85.03%, to $309,000 for the three months ended June 30, 2001, from $167,000 for the three months ended June 30, 2000 and for the six months ended June 30, 2001. Non-interest income increased by $256,000, or 79.01%, to $580,000 from $324,000. The increase for both the three and six month periods ended June 30, 2001 was a result of increases in service fees, return check fees, and the sale of loans.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Non-interest expense decreased by 9.52%, from $2.1 million to $1.9 million for the three months ended June 30, 2001 and for the six months ended June 30, 2001 non-interest expense decreased by 5.00%, to $3.8 million from $4.0 million. The principal reason for the decrease in non-interest expense was a decrease in salary and employee benefits.

Provision for Income Taxes

     Income tax provisions for the three and six month periods ended June 30, 2001 were $61,000 and $136,000, respectively, compared to $240,000 and $475,000, respectively, for the same periods in 2000, This provision generally reflects the Bank's pre-tax income in accordance with the principles of SFAS No. 109, "Accounting for Income Taxes."

Liquidity and Interest Rate Sensitivity

     The maintenance of adequate liquidity and the mitigation of interest rate risk is integral to the management of the Bank's balance sheet. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit. Interest rate sensitivity focuses on the impact of fluctuating interest rates and the re-pricing characteristics of rate sensitive assets and liabilities on net interest income.

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return.
Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $117 million credit facility with the Federal Home Loan Bank ("FHLB"). Advances are secured by all FHLB stock and qualifying mortgage loans. The Bank had $4.0 million in outstanding borrowings from the FHLB as of June 30, 2001.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the six months ended June 30, 2001, net cash used by operating activities was $1.8 million, compared to net cash provided by operating activities of $2.6 million for the same period of 2000. During the six months ended June 30, 2001, net cash provided in investing activities was $19.0 million, compared to net cash provided by investing activities of $18.3 million for the same period of 2000. Financing activities provided net cash of $22.9 million during the six months ended June 30, 2001, compared to $29.1 million in net cash used in financing activities for the same period of 2000. The net result of these items was a $40.2 million increase in cash and cash equivalents for the six months ended June 30, 2001, compared to a $8.2 million decrease in cash and cash equivalents for the same period of 2000.

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

Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. The Bank's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At June 30, 2001, the Bank was required to have a minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at June 30, 2001, were 20.39% and 21.17%, respectively, and the Bank's Tier I leverage ratio was 13.30%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

    On June 30, 2001, the Bank was in compliance with regulatory capital requirements as follows:

                                   Well Capitalized   June 30,*   December 31,
                                        Ratios           2001         2000
                                   ----------------   ---------   ------------
Tier I Capital                                        $ 35,226      $ 34,183
Tier II Capital                                          1,349         1,349
                                                      --------      --------
Total Qualifying Capital                              $ 36,575      $ 35,532

Risk Adjusted Total Assets                             172,779      $146,793

Tier I Risk Based Capital Ratio          6.00%           20.39%        23.29%
Total Risk Based Capital Ratio          10.00%           21.17%        24.21%
Leverage Ratio                           5.00%           13.30%        13.21%

- The above capital ratios are computed without the inclusion of IGA Federal Savings Bank capital. The acquisition of Jade Financial Corp. occurred on June 29, 2001; however, First Penn Bank and IGA Federal Savings Bank did not merge until after the June 30, 2001 reporting date.

     Following are the pro forma capital ratios as if First Penn
Bank and IGA Federal Savings Bank had merged prior to the June 30, 2001 reporting date:

                                 Well Capitalized     Pro Forma
                                       Ratios       June 30, 2001

Tier I Capital                                        $ 57,010
Tier II Capital                                          3,083
                                                      --------
Total Qualifying Capital                              $ 60,093

Risk Adjusted Total Assets                             312,499

Tier I Risk Based Capital Ratio          6.00%           11.90%
Total Risk Based Capital Ratio          10.00%           18.24%
Leverage Ratio                           5.00%           19.22%



FINANCIAL CONDITION

General

     The Bank's total assets increased $235.2 million or 92.31% from $254.8 million at December 31, 2000 to $490.0 million at June 30, 2001. The increase in assets was primarily due to the acquisition of the assets of Jade Financial Corp. which represented $210.1 million or 89.33% of the increase. The increase in assets attributable solely to the operations of PSB was $25.1 million or 10.67% of the increase. PSB assets (not inclusive of Jade Financial Corp. assets acquired as a result of the acquisition) increased $25.1 million or 9.85% from $254.8 million at December 31, 2000 to $279.9 million at June 30, 2001, resulting from an increase in net loans and loans held for sale.

     At June 30, 2001 the Bank's net loan portfolio totaled $313.8 million compared to $154.9 million at December 31, 2000. The net loan portfolio includes $128.7 million of loans acquired from Jade Financial Corp. The increase in the net loan portfolio attributable solely to the Bank is $30.2 million or 19.00%. The increase is primarily attributable to an increase in the volume of non-residential, SBA and student loans as indicated in the table below.

     The following tables summarize the loan portfolios of both Jade Financial Corp. and the Bank by loan category and amount at June 30, 2001 compared to December 31, 2000, respectively. From time to time, TransNational Mortgage Corp., a subsidiary of First Penn Bank, has originated and sold mortgage loans to third party investors within the Bank's financial reporting periods. Similarly, student loans are frequently originated and sold within the Bank's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

                                              Jade                  PSB
                                           At June 30,          At June 30,
                                              2001                 2001
                                        Amount    Percent    Amount    Percent
Real Estate Loans:
  One to four-family(1)                $ 78,214    59.90%   $ 66,405    35.58%
  Construction loans                          -        -%     24,045    12.88%
  Five or more family residence           1,020      .79%      2,425     1.30%
  Nonresidential                          4,024     3.08%     38,745    20.75%

Commercial loans                          3,476     2.66%     17,496     9.37%
SBA loans                                     -        -%     11,512     6.17%
Student loans                             1,288      .99%     18,392     9.85%
Consumer loans                           42,542    32.58%      7,659     4.10%
                                       --------   ------    --------   ------
     Total loans                       $130,564   100.00%   $186,679   100.00%
                                       ========   ======    ========   ======

Less:
  Unearned fees and discounts          $    120             $    244
  Undisbursed loan proceeds                   -                    -
  Allowance for loan losses               1,734                1,349
                                       --------             --------
  Net Loans                            $128,710             $185,086
                                       ========             ========

                                                   At December 31,
                                                        2000
                                       Amount    Percent   Variance   % Change
Real Estate Loans:
  One-to-four family(1)               $ 63,557    40.60%   $ 2,848      -4.48%
  Construction loans             -      23,328    14.90%       717       3.07%
  Five or more family residence          2,552     1.63%      (127)     -4.97%
  Nonresidential                        28,805    18.40%     9,940      34.50%

Commercial loans                        13,902     8.88%     3,594      25.85%
SBA loans                               11,029     7.04%       483       4.37%
Student loans                           11,288     7.21%     7,104     -62.93%
Consumer loans                           2,099     1.34%     5,560     264.88%
                                      --------   ------    -------     ------
     Total loans                      $156,560   100.00%   $30,119       4.32%
                                      ========   ======    =======     ======

Less:
  Unearned fees and discounts         $    275
  Undisbursed loan proceeds                  -
  Allowance for loan losses              1,349
                                      --------
  Net Loans                           $154,936
                                      ========

(1)  Includes loans held for sale



     Total investment securities (including mortgage-backed securities) increased $21.1 million, or 28.79%, to $94.4 million at June 30, 2001, from $73.3 million at December 31, 2000. Without the effect of the addition of the $26.2 million of the investment portfolio of Jade Financial Corp on June 30, 2001, PSB Bancorp Inc. investment portfolio decreased $5.1 million or 6.96% for the six month period ended June 30, 2001.

     Cash and cash equivalents, including interest-earning deposits with banks, increased $40.2 million or 224.58% to $58.1 million at June 30, 2001, from $17.9 million at December 31, 2000. The primary change in cash and cash equivalents was the acquisition of $40.2 million in cash and cash equivalents of Jade Financial Corp.

     Total liabilities increased $232.9 million or 106.44% to $451.7 million at June 30, 2001 from $218.8 million at December 31, 2000. The increase primarily represents the addition of $186.4 million of liabilities of Jade Financial Corp. as a result of the acquisition. Ignoring the effect of the acquisition of the liabilities of Jade Financial Corp., the total liabilities of the Bank increased $23.7 million or 10.83% to $242.5 million at June 30, 2001 from $218.8 million at December 31, 2000. This increase reflected an increase in the Bank's deposits due to the aggressive pricing of the Bank's certificates of deposit and an increase in other liabilities.

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

Non-Performing Assets

    The Bank's level of non-performing assets increased
$1.1 million, or 26.83% to $5.2 million at June 30, 2001, from $4.1 million at December 31, 2000. The amount of non-performing assets attributable to Jade Financial Corp is immaterial. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                 At June 30,   At December 31,
                                                     2001*            2000
Loans past due 90 days or more as to interest
  or principal and accruing interest               $    -          $    -
Nonaccrual loans                                    4,114           3,095
Loans restructured to provided a reduction or
  deferral of interest or principal                     -               -
                                                   ------          ------
Total nonperforming loans                           4,114           3,095
Real estate owned (REO)                             1,103           1,046
                                                   ------          ------
     Total nonperforming assets                    $5,217          $4,141
                                                   ======          ======

Nonperforming loans to total loans                   1.30%           1.98%
Nonperforming assets to total assets                 1.06%           1.63%
Allowance for loan losses to total loans             0.97%           0.86%
Allowance for loan losses to nonperforming
  loans                                             74.94%          43.59%
Allowance for loan losses to nonperforming
  assets                                            59.10%          32.58%
Net charge-offs as a percentage of total loans        .02%              -

* The non-performing assets as of June 30, 2001 is inclusive of Jade Financial Corp.

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

     Based upon management's analysis, the Bank recorded no provision for loan losses during the three and six month periods ended June 30, 2001. Provision for loan losses during the three and six month periods ended June 30, 2000 were $0 and $100,000, respectively

Quantitative and Qualitative Disclosures About Market Risk

     For information regarding the market risk of PSB's financial instruments, see "Liquidity and Interest Rate Sensitivity" in the MD&A. PSB's principal market risk exposure is to interest rate changes.



Part II.  OTHER INFORMATION

Item 1    Legal Proceedings
          None

Item 2    Changes in Securities
          None

Item 3    Defaults upon Senior Securities
          Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information.
          None

Item 6    Exhibits and Reports on Form 8-K
          None

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

    2.2         Agreement and Plan of Reorganization
                among PSB Bancorp, Inc., PSB Merger
                Sub, Inc. and Jade Financial Corp.
                (incorporated herein by reference to
                Exhibit 2.2 of the Registration
                Statement on Form S-4 of PSB Bancorp,
                Inc. filed January 16, 2001.)

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

   10.9*        Employment Agreement with John J.
                O'Connell (incorporated herein by
                Reference to Exhibit 10.11 of the S-4
                Registration Statement of PSB Bancorp,
                Inc. filed January 16, 2001.)

   10.10*       Employment Agreement with Mario L.
                Incollingo, Jr. (incorporated herein by
                Reference to Exhibit 10.11 of the S-4
                Registration Statement of PSB Bancorp,
                Inc. filed January 16, 2001.)

   10.11*       Jade Financial Corp. Employee Stock
                Ownership Plan (filed herewith).

   21           Schedule of Subsidiaries (filed
                herewith).

____________
* Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     None



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



August 14, 2001