Form 10-Q
period 2001-09-30
PSB BANCORP INC
filed 2001-11-14
CIK 1047537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

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
Yes (X)     No ( )

Number of shares outstanding as of November 12, 2001

     Common Stock (no par value)            4,471,414
     ---------------------------       --------------------
         (Title of Class)              (Outstanding Shares)



                         PSB Bancorp, Inc.
                            FORM 10-Q

               For the Quarter Ended September 30, 2001

                         Table of Contents

                                                             Page

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of September 30, 2001 (Unaudited) and
         December 31, 2000                                     1

         Consolidated Statements of Income (Unaudited)
         for the Three and Nine Month Periods Ended
         September 30, 2001 and 2000                           3

         Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Month Periods Ended September 30, 2001
         and 2000                                              7

         Consolidated Statements of Comprehensive Income
         (Unaudited) for the Three and Nine Month Periods
         Ended September 30, 2001 and 2000                     9

         Notes to Consolidated Financial Statements           10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  15

PART II. Other Information                                    27

         Exhibits and Reports on Form 8-K



Part I  FINANCIAL INFORMATION

Item 1  Financial Statements

                          PSB BANCORP, INC
                  STATEMENTS OF FINANCIAL CONDITION
                           (In thousands)

                                                 September 30,   December  31,
                                                      2001            2000
                                                  -----------    -------------
                                                  (unaudited)      (audited)
ASSETS
  Cash and due from banks                           $  3,828        $  2,937
  Interest bearing deposits with banks                 4,416          14,969
  Investment securities available-for-
    sale, at fair value                               41,941          24,558
  Mortgage-backed securities available-for-
    sale, at fair value                               70,077          42,228
  Mortgage-backed securities held-to-maturity
    (fair value of $2,658 and $1,032)                  2,623             910
  Investment securities held-to-maturity
    (fair value of $0 and $4,896)                          0           4,000
  Other investments                                    2,038           1,649
  Loans, less allowance for loan losses of
    $3,128 and $1,349, respectively                  299,742         145,856
  Loans held for sale                                 13,440           9,080
  Property acquired through loan foreclosure
    actions, net                                       1,052           1,046
  Premises and equipment, net                          2,049           1,820
  Accrued interest receivable                          2,638           2,165
  Bank owned life insurance (BOLI)                    10,830               0
  Deferred tax asset                                   3,642           1,379
  Prepaid expenses and other assets                    4,253           2,222
                                                    --------        --------
     TOTAL ASSETS                                   $462,569        $254,819
                                                    ========        ========

LIABILITIES
  Deposits
    Non-interest bearing                            $ 28,112        $ 15,287
    Interest bearing                                 375,205         188,888
                                                    --------        --------
  Total deposits                                     403,317         204,175

  Securities sold under agreements to repurchase      13,295          13,402
  Accrued interest payable                                67             442
  Other liabilities                                    5,111             818
                                                    --------        --------
     Total liabilities                               421,790         218,837
                                                    --------        --------

SHAREHOLDERS' EQUITY
 Common stock authorized, 15,000,000 shares
  no par value, 4,471,414 and 4,095,751 shares
  issued and outstanding on September 30, 2001 and
  December 31, 2000                                   40,634          40,710
  Employee stock ownership plan                       (1,019)         (1,111)
  Retained earnings                                      699            (971)
  Accumulated other comprehensive income, net            843            (367)
 Treasury stock 81,769 and 446,756 shares, at cost
     on September 30, 2001 and December 31, 2000        (378)         (2,279)
                                                    --------        --------
     Total shareholders' equity                       40,779          35,982
                                                    --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $462,569        $254,819
                                                    ========        ========

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                             Three months ended
                                                September 30,
                                             ------------------
                                              2001        2000
                                             ------     -------
                                                (unaudited)
INTEREST INCOME
  Loans, including fees                      $7,004     $3,878
  Investment securities                       1,574      1,183
  Deposits with banks                           105         65
                                             ------     ------
     Total interest income                    8,683      5,126

INTEREST EXPENSE
  Interest on deposits                        4,349      1,937
  Interest on borrowings                        160        765
                                              ------     ------
     Total interest expense                   4,509      2,702

        Net interest income                   4,174      2,424

PROVISION FOR LOAN LOSSES                       135          -
                                             ------     ------
       Net interest income after provision
         for loan losses                      4,039      2,424
                                             ------     ------

NON-INTEREST INCOME                             330        121
                                             ------     ------
NON-INTEREST EXPENSES
  Salaries and employee benefits              1,776      1,063
  Occupancy and equipment                       238        303
  Other operating                             1,261        677
                                             ------     ------
     Total non-interest expenses              3,275      2,043
                                             ------     ------

     Income before income taxes               1,094        502

INCOME TAXES                                    145        175
                                             ------     ------
NET INCOME                                   $  949     $  327
                                             ======     ======

  Net income per common share
    Basic                                    $  .22     $  .08
    Diluted                                     .20        .07

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                                Nine months ended
                                                   September 30,
                                                -----------------
                                                  2001      2000
                                                -------   -------
                                                  (unaudited)
INTEREST INCOME
  Loans, including fees                         $14,581   $12,019
  Investment securities                           3,717     3,672
  Deposits with banks                               419       108
                                                 ------   -------
     Total interest income                       18,717    15,799

INTEREST EXPENSE
  Interest on deposits                            9,571     5,859
  Interest on borrowings                            481     1,917
  Interest - other                                    0         0
                                                 ------   -------
     Total interest expense                      10,052     7,776

        Net interest income                       8,665     8,023

PROVISION FOR LOAN LOSSES                           135       100
                                                 ------   -------
  Net interest income after provision
         for loan losses                          8,530     7,923
                                                 ------   -------

NON-INTEREST INCOME                                 780       381
                                                 ------   -------
NON-INTEREST EXPENSES
  Salaries and employee benefits                  3,662     3,218
  Occupancy and equipment                           853       867
  Other operating                                 2.575     1,961
                                                 ------   -------
     Total non-interest expenses                  7,090     6,046
                                                 ------   -------

     Income before income taxes                   2,220     2,258

INCOME TAXES                                        281       650
                                                 ------   -------
NET INCOME                                       $1,939   $ 1,608
                                                 ======   =======

  Net income per common share
    Basic                                        $  .47   $   .37
    Diluted                                         .41       .33

The accompanying notes are an integral part of these financial statements.



                PSB BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                                                           Nine Months Ended
                                                                               September 30,
                                                                         --------------------
                                                                            2001        2000
                                                                         ---------   ---------
                                                                              (Unaudited)
CASH FLOWS BY OPERATING ACTIVITIES:
  Net income                                                             $  1,939    $  1,608
                                                                         --------    --------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on mortgage-backed
        securities                                                            180         52
      Depreciation and amortization                                           232        149
      Write-down and expenses of real estate owned                            198        153
      (Gain) loss on sale of real estate owned                                  0
0
      (Gain) loss on sale of loans                                              0        119
      Loss on investment                                                      131          0
      Provision for losses on loans net of recoveries                          45        118
      Deferred taxes                                                          121       (359)
      Compensation expense-Employee Stock Ownership Plan                       24        120
      Decrease in allowance to reduce investments to market                             (332)
      Change in assets and liabilities:
        (Increase)decrease in loans held for sale                          (4,360)       294
        (Increase) decrease in accrued interest receivable                    202       (105)
        Increase in prepaid expenses and other assets                      (4,249)      (226)
        (Increase) decrease in prepaid corporate taxes                       (293)        11
        Increase in corporate taxes payable                                     0        650
        Increase (decrease) in accrued interest payable                      (375)       131
        Increase in accrued expenses                                        5,702        736
                                                                          -------    -------
     Net cash (used in) provided by operating activities                   (  503)     3,119
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage-backed securities, available-for-sale              (10,000)         0
  Purchase of investment securities, available-for-sale                    (1,764)      (413)
  Investments and mortgage-backed security maturities and
    principal repayments                                                   42,040      3,949
  Acquisition costs of and proceeds from the sale of Federal
    Home Loan Bank stock                                                    1,157       (550)
  Proceeds from sale of real estate owned net of improvements                 671        352
  Capital expenditures                                                       (460)      (275)
  Increase in loans, net                                                  (25,221)     6,849
  Cash paid in acquisition                                                (25,378)      (626)
                                                                          -------    -------
     Net cash provided by investing activities                             18,955      9,286
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                                          13,998    (17,526)
  Change in advances for borrowers' taxes and
   insurance                                                                 (309)      (293)
  Proceeds (repayments) of borrowed funds                                  (4,000)     4,000
  Change in securities purchased under agreements to resell                   107     (2,300)
  Purchase of treasury stock                                                    0       (489)
                                                                          -------    -------
     Net cash provided by (used in) financing activities                    9,796    (16,608)
                                                                          -------   --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                       (9,662)
(4,203)


  Cash and cash equivalents, beginning of period                           17,906     17,275
                                                                         --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    8,244     13,072
                                                                         ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:

    Interest on deposits and borrowings                                  $  9,571   $  7,776
                                                                         ========   ========

    Income taxes                                                         $      0   $    650
                                                                         ========   ========
NON-CASH ACTIVITIES

  Loans transferred to real estate owned                                 $    874   $    626
                                                                         ========   ========



                PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (In thousands)

<caption
                                        Nine Months Ended   Three Months Ended
                                          September 30,       September 30,
                                        --------------------------------------
                                            (Unaudited)         (Unaudited)
                                         2001      2000        2001     2000
                                        ------    ------      -----     ----
Net income                              $1,939    $1,608      $ 949     $327

Other comprehensive income, net of
  tax:

  Accumulated comprehensive gain (loss),
  Investments available-for-sale         1,210       (48)      1,111    (266)
                                        ------    ------      -----     ----

Other comprehensive income               1,210       (48)      1,111    (266)
                                        ------    ------      -----     ----

Comprehensive income                    $3,149    $1,560      $2,060     $61
                                        ======    ======      =====     =====



                          PSB BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001
                            (UNAUDITED)

Basis of Presentation:

     The consolidated financial statements include the accounts of PSB Bancorp, Inc. ("PSB") and its wholly-owned subsidiary, First Penn Bank (the "Bank"). Significant inter-company accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles which do not require interim statements to be audited. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in PSB's Annual Report on form 10-K for the year ended December 31, 2000.

     On June 29, 2001 PSB acquired Jade Financial Corp. ("Jade") and its wholly-owned subsidiary, IGA Federal Savings Bank ("IGA"), in a cash transaction valued at approximately $25 million. The acquisition was accounted for using the purchase method of accounting. The statement of financial condition included herein as of September 30, 2001 includes the effect of the acquisition of Jade from June 30, 2001 forward.

     PSB Bancorp, Inc.'s consolidated statements of financial condition do not include the consolidation of the assets of Iron Bridge Holdings, Inc. ("Iron Bridge"), however, the Bank's 56.9% ownership interest in Iron Bridge is accounted for in the results of operations using the equity method due to the immateriality of the Bank's total investment in Iron Bridge.

Note 1.  Earnings Per Share

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended September 30, 2001:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   ---------
Basic EPS:
Income available to common
  shareholders                           $948,595      4,326,885        $.23
                                         ========                       ====

Effect of Dilutive Securities:
Options                                                  658,816      ($0.03)
                                                       ---------      ------

Diluted EPS:
Income available to common
  shareholders                           $948,595      4,985,701        $.20
                                         ========      =========        ====

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the nine months ended September 30, 2001:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   ---------
Basic EPS:
Income available to common
  shareholders                         $1,938,774      4,079,195        $.47
                                       ==========                       ====

Effect of Dilutive Securities:
Options                                                  571,604       ($.07)
                                                       ---------       ------

Diluted EPS:
Income available to common
  shareholders                         $1.938,774      4,460,799        $.40
                                       ==========      =========        ====

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended September 30, 2000:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   ---------
Basic EPS:
Income available to common
  shareholders                           $327,000      4,316,766        $.08
                                         ========                       ====

Effect of Dilutive Securities:
Options                                                  391,728       ($.01)
                                                       ---------       ------

Diluted EPS:
Income available to common
  shareholders                           $327,000      4,708,494        $.07
                                         ========      =========        ====

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the nine months ended September 30, 2000:

                                          Income         Shares      Per-Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------   ---------
Basic EPS:
Income available to common
  shareholders                          $1,608,000     4,316,766        $.37
                                        ==========                      ====

Effect of Dilutive Securities:
Options                                                  487,705       ($.04)
                                                       ---------       ------
Diluted EPS:
Income available to common
  shareholders                          $1,608,000     4,804,471        $.33
                                        ==========     =========        ====

Note 2.  Summary of Significant Accounting Policies

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of PSB as of September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000. The accounting policies and reporting practices of PSB are in accordance with US generally accepted accounting principles and have been followed on a consistent basis.

     The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


Note 3.  Effect of New Accounting Standards

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

     Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. In addition, this statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

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

     On January 1, 2002, PSB will recognize the unamortized portion of negative goodwill associated with its acquisition of Jade as the cumulative effect of a change in accounting principle. On that date, the negative goodwill including other liabilities is expected to approximate $1.7 million. Also, beginning January 1, 2002, the Bank will no longer recognize income associated with the amortization of the negative goodwill.

Note 4.  Acquisition of Jade Financial Corp.

     On June 29, 2001 PSB acquired Jade and its wholly-owned subsidiary, IGA, in a cash transaction valued at approximately $25 million. The acquisition was accounted for using the purchase method. On June 29, 2001 each outstanding share of Jade common stock, other than those shares held by the Jade Employee Stock Ownership Plan (the "ESOP"), was automatically converted into the right to receive a cash payment equal to $13.55 per share. Those shares held by the ESOP were converted into a right to receive, at the ESOP participant's election, either a cash payment equal to $13.55 per share or the number of shares of PSB common stock equal to an exchange ratio of 2.667 shares of PSB common stock for each share of Jade common stock held by the ESOP and the ESOP participants. The conversion of the ESOP resulted in the issuance of 364,987 shares of PSB stock to the ESOP and the redemption of 8,147 shares for $110,391 in cash.



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

Net Income

     The Bank's net income totaled $949,000 and $327,000 for the three months ended September 30, 2001 and 2000, respectively. Basic and diluted earnings per share for the three months ended September 30, 2001 were $0.23 and $.0.20 respectively, compared to $0.08 and $0.07 per share for the three months ended September 30, 2000, respectively.

     The Bank's net income totaled $1.9 million and $1.6 million for the nine months ended September 30, 2001 and 2000, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2001 were $0.47 and $.0.40 respectively, compared to $0.37 and $0.33 per share for the nine months ended September 30, 2000, respectively. A significant portion of the increase in earnings per share for both the three and nine month periods ended September 30, 2001 reflects the effect of the acquisition of Jade.

Net Interest Income and Average Balances

     Net interest income is a key component of the Bank's profitability and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income for the third quarter of 2001 was $4.2 million compared to $2.4 million, for the third quarter of 2000, an increase of 75.00%. This increase in the net interest income is related to an increase in volume of interest earning assets due to the acquisition of Jade and a 48 basis point increase in the net interest spread due to a 61 basis point decrease in the rate paid on interest-bearing liabilities. Although the volume of earning assets and the Bank's interest rate spread both increased significantly, the proportionately greater increase in the volume of interest-bearing liabilities due to the acquisition of Jade resulted in no change in the net interest margin for the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000.

     Overall, average total interest-earning assets provided a yield of 8.36% for the three months ended September 30, 2001, compared to 8.49% for the same period in 2000. The average yield for the three months ended September 30, 2001 decreased in all asset classes. This yield was principally affected by two factors: (a) a significant decline in the average yield on our interest earning deposits; and (b) our mortgage-backed securities yield decreased materially and was accompanied by an increase in volume. The combined effect of these changes arose because of the general decline in interest rates and resulted in the decline of the overall yield on interest-earning assets. Average total loans of $295.4 million for the three months ended September 30, 2001, provided a yield of 9.49% for the period, compared to average total loans of $161.3 million for the three months ended September 30, 2000, which provided a yield of 9.62% for the period. The increase in average total loans was primarily due to the acquisition of the Jade.

     Average total interest-bearing liabilities increased from $206.9 million to $391.0 million or 88.98%, for the three months ended September 30, 2001 compared to the corresponding quarter in 2000. The average rate on total interest-bearing liabilities decreased 61 basis points from 5.22% for the three months ended September 30, 2000 to 4.61% for the three months ended September 30, 2001. The change in total interest-bearing liabilities was primarily due to the acquisition of Jade.

     Net interest income for the nine month period ended September 30, 2001 was $8.7 million compared to $8.0 million or 8.75% more than the same period in 2000. This increase in the net interest income is related to an increase in volume of interest earning assets due to the acquisition of Jade offset by a 36 basis point decrease in the net interest spread caused by a rapid decline in the general interest rate environment and a corresponding repricing of interest-bearing liabilities at a faster rate than the repricing of interest-earning assets. The net interest margin for the nine months ended September 30, 2001 as compared to the same period in 2000 declined by 42 basis points due to an increase in the volume of interest-bearing liabilities due to the acquisition of Jade.

     Overall, average total interest-earning assets provided a yield of 8.35% for the nine months ended September 30, 2001, compared to 8.44% for the same period in 2000. The average yield for the nine months ended September 30, 2001 decreased primarily due to a significant decline in the average yields on our interest-earning deposits and investment securities. Average total loans of $203.7 million for the nine months ended September 30, 2001, provided a yield of 9.54% for the period, compared to average total loans of $170.4 million for the nine months ended September 30, 2000 that provided a yield of 9.40% for the period. The increase in average total loans was primarily due to the acquisition of Jade.

     Average total interest-bearing liabilities increased from $192.8 million to $251.7 million or 30.55% for the nine months ended September 30, 2001 and 2000. A primary reason for the increase in the volume of interest-bearing liabilities was related to the acquisition of Jade. Although the Bank experienced decreasing rates on it's interest-bearing liabilities overall, a 127 basis point increase in the rate paid on certificate of deposits in an effort to attract new customers to the Bank, resulted in an overall 27 basis point increase on the rate paid on total interest-bearing liabilities. The increase in the certificate of deposit rate was partially offset by a decrease in the volume and rate on borrowed money.

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

                                                                      Three Months Ended September 30,
                                                  -------------------------------------------------------------
                                                                  2001                            2000
                                                  -----------------------------   -----------------------------
                                                              Interest                       Interest
                                                   Average    Income/    Yield/    Average    Income/    Yield/
                                                   Balance    Expense     Rate     Balance    Expense     Rate
                                                  ---------  ---------   ------   --------   ---------   ------
Interest-earning assets:
  Interest-earning deposits                       $ 11,224     $  105     3.74%   $  4,005     $   65     6.49%
  Investment securities                             36,356        493     5.42%     31,905        440     5.52%
  Mortgage-backed securities                        72,736      1,081     5.94%     44,183        743     6.73%
  Net loans                                        295,367      7,004     9.49%    161,331      3,878     9.62%
                                                  --------     ------             --------      -----
    Total interest-earning assets                  415,683     $8,683     8.36%    241,424     $5,126     8.49%
                                                  ========     ======             ========     ======
Noninterest-earning assets                          32,682                          18,473
    Total assets                                  $448,365                        $259,897
                                                  ========                        ========

Interest-bearing liabilities:
  Now checking accounts                           $ 14,536     $   47     1.29%   $ 14,108     $  108     3.06%
  Money market accounts                             25,691        184     2.86%     10,410         98     3.77%
  Savings deposits                                  68,421        376     2.20%     28,994        212     2.92%
  Certificates                                     267,170      3,742     5.60%    107,100      1,519     5.67%
                                                  --------     ------             --------     ------
     Total deposits                                375,818      4,349     4.63%    160,612      1,937     4.82%
  Borrowed money                                    15,174        160     4.22%     46,259        765     6.61%
                                                  --------     ------             --------     ------
     Total interest-bearing liabilities            390,992      4,509     4.61%    206,871      2,702     5.22%
Non-interest-bearing liabilities                    19,351                          15,280
                                                  --------                        --------
     Total liabilities                             410,343                         222,151
Shareholders' equity                                38,022                          37,746
     Total liabilities and
       shareholders' equity                       $448,365                        $259,897
                                                  ========                        ========
Net interest income                                           $ 4,174                          $2,424
                                                              =======                          ======
Net interest spread                                                       3.75%                           3.27%
Net interest margin                                                       4.02%                           4.02%
Ratio of interest-earning assets to
  interest-bearing liabilities                                            1.06x                           1.16x

                                                                       Nine Months Ended September 30,
                                                  -------------------------------------------------------------
                                                                  2001                            2000
                                                  -----------------------------   -----------------------------
                                                   Average   Interest/   Yield/    Average   Interest/   Yield/
                                                    Balance    Expense     Rate     Balance    Expense     Rate
                                                  ---------  ---------   ------   --------   ---------   ------
Interest-earning assets:
  Interest-earning deposits                       $ 11,616    $   419     4.81%   $  2,275    $   108     6.33%
  Investment securities                             29,301      1,143     5.20%     31,440      1,429     6.06%
  Mortgage-backed securities                        54,159      2,574     6.34%     45,292      2,243     6.60%
  Net loans                                        203,729     14,581     9.54%    170,448     12,019     9.40%
                                                   --------    -------            --------     ------
    Total interest-earning assets                  298,805    $18,717     8.35%    249,455    $15,799
8.44%
                                                   ========    =======            ========    =======
Noninterest-earning assets                          16,049                          15,926
    Total assets                                  $314,854                        $265,381
                                                  ========                        ========

Interest-bearing liabilities:
  Now checking accounts                          $ 16,340     $   153    1.25%   $ 12,911    $   258     2.66%
  Money market accounts                            17,955         390    2.90%     11,928        328     3.67%
  Savings deposits                                 44,263         792    2.39%     29,267        632     2.88%
  Certificates                                    159,795       8,236    6.87%    110,534      4,641     5.60%
                                                 --------     -------            --------    -------
     Total deposits                               238,353       9,571    5.35%    164,640      5,859     4.74%
  Borrowed money                                   13,340         481    4.81%     40,087      1,917     6.38%
                                                 --------     -------            --------    -------
     Total interest-bearing liabilities           251,693      10,052    5.33%    204,727      7,776     5.06%
Non-interest-bearing liabilities                   25,139                          23,579
                                                 --------                        --------
     Total liabilities                            276,832                         228,306
Shareholders' equity                               38,022                          37,075
     Total liabilities and
       shareholders' equity                      $314,854                        $265,381
                                                 ========                        ========
Net interest income                                          $ 8,665                        $ 8,023
                                                              =======                        =======
Net interest spread                                                     3.02%                           3.38%
Net interest margin                                                     3.87%                           4.29%
Ratio of interest-earning assets to
  interest-bearing liabilities                                          1.19x                           1.22x

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the Board of Directors. See "Asset Quality - Allowance for Loan Losses." The Bank had provision for loan losses of $135,000 during the three and nine months ended September 30, 2001 compared to $0 and $100,000 for the three and nine months ended September 30, 2000. Additionally, the Bank had charge-offs of $131,000 and $358,000 and recoveries of $45,000 and $128,000 against the allowance for loan losses during the three and nine month periods ended September 30, 2001, respectively.

Non-interest Income

     Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Non-interest income increased by $187,000, or 129.86%, to $331,000 for the three months ended September 30, 2001, from $144,000 for the three months ended September 30, 2000. Non-interest income increased by $443,000, or 94.65%, to $911,000 from $468,000 for the nine month period ending September 30, 2001. The increase for both the three and nine month periods ended September 30, 2001 was a result of increases in service fees, return check fees, and the sale of loans.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and premises and occupancy costs. Non-interest expense increased by 65.00%, from $2.0 million to $3.3 million for the three months ended September 30, 2001 and for the nine months ended September 30, 2001 non-interest expense increased by 18.33%, to $7.1 million from $6.0 million. The principal reason for the increase in non-interest expense was due to an increase in salary and employee benefits related to the acquisition of Jade.

Provision for Income Taxes

     Income tax provisions for the three and nine month periods ended September 30, 2001 were $145,000 and $281,000, respectively, compared to $175,000 and $650,000, respectively, for the same periods in 2000. The lower provision for income tax for the nine month period ended September 30, 2001 reflects the Bank's ability to fully utilize a net operating loss carry forward relating to the prior merger with First Bank of Philadelphia. This is a result of the Bank's increase in earnings due to the acquisition of Jade.

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

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return.
Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $117.6 million credit facility with the Federal Home Loan Bank ("FHLB"). Advances are secured by all FHLB stock and qualifying mortgage loans. The Bank had no outstanding borrowings from the FHLB as of September 30, 2001.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the nine months ended September 30, 2001, net cash used by operating activities was $503,000, compared to net cash provided by operating activities of $3.1 million for the same period of 2000. During the nine months ended September 30, 2001, net cash used in investing activities was $18.9 million, compared to net cash provided by investing activities of $9.2 million for the same period of 2000. Financing activities provided net cash of $9.8 million during the nine months ended September 30, 2001, compared to $16.6 million in net cash used in financing activities for the same period of 2000. The net result of these items was a $9.7 million decrease in cash and cash equivalents for the nine months ended September 30, 2001 compared to cash and cash equivalents at December 31, 2000.

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

Capital Adequacy

     On September 30, 2001, the Bank's regulatory capital dollars and ratios are as follows. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

                               Well Capitalized   September 30,   December 31,
                                    Ratios            2001            2000
                               ----------------   -------------   ------------
Tier I Capital                                      $ 31,392        $ 34,183
Tier II Capital                                        3,131           1,349
                                                    --------        --------
Total Qualifying Capital                            $ 34,523        $ 35,532

Risk Adjusted Total Assets                           302,382        $146,793

Tier I Risk Based Capital Ratio      6.00%             10.38%          23.29%
Total Risk Based Capital Ratio      10.00%             11.42%          24.21%
Leverage Ratio                       5.00%              7.00%          13.21%

FINANCIAL CONDITION

General

     The Bank's total assets increased $207.8 million or 81.55% from $254.8 million at December 31, 2000 to $462.6 million at September 30, 2001. The increase in assets was primarily due to the acquisition of the assets of Jade. which represented $185.1 million or 89.03% of the increase. The increase in assets attributable solely to the operations of PSB was $22.7 million or 10.92% of the increase relating primarily to an increase in net loans and loans held for sale.

     At September 30, 2001 the Bank's net loan portfolio totaled $313.2 million compared to $154.9 million at December 31, 2000. The net loan portfolio includes $128.7 million of loans acquired from Jade. The increase in the net loan portfolio attributable solely to the Bank is $29.6 million or 19.11%. The increase is primarily attributable to an increase in the volume of non-residential and consumer loans as indicated in the table below.

     The following tables summarize the loan portfolio of the Bank by loan category and amount at September 30, 2001 compared to December 31, 2000, respectively. From time to time, TransNational Mortgage Corp., a subsidiary of First Penn Bank, has originated and sold mortgage loans to third party investors within the Bank's financial reporting periods. Similarly, student loans are frequently originated and sold within the Bank's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

                              At September 30,                 At December 31,
                                    2001                            2000
                             ------------------   ----------------------------------------
                              Amount    Percent    Amount    Percent   Variance   % Change
                             --------   -------   --------   -------   --------   --------
Real Estate Loans:
  One to four-family(1)      $146,291    46.20%   $ 63,557    40.60%   $ 82,734    130.17%
  Construction loans           23,868     7.54%     23,328    14.90%        540      2.31%
  Five or more family
    residence                   2,342     0.74%      2,552     1.63%       (210)    -8.23%
  Nonresidential               57,009    18.00%     28,805    18.40%     28,204     97.92%

Commercial loans               17,529     5.54%     13,902     8.88%      3,627     26.09%
SBA loans                      12,188     3.85%     11,029     7.04%      1,159     10.51%
Student loans                   4,625     1.46%     11,288     7.21%     (6,663)   -59.02%
Consumer loans                 52,783    16.67%      2,099     1.34%     50,684   2414.68%
                             --------   ------    --------   ------    --------   -------
     Total loans             $316,635   100.00%   $156,560   100.00%   $160,075    102.25
                                        ======               ======     ========   =======

Less:
  Unearned fees and
    discounts                    (325)                (275)
Allowance for loan
    losses                     (3,128)              (1,349)
                             --------              --------
  Net Loans                  $313,182             $154,936
                             ========             ========

(1)  Includes loans held for sale

     Total investment securities of PSB Bancorp Inc (including mortgage-backed securities) increased $43.4 million, or 59.20%, to $116.7 million at September 30, 2001, from $73.3 million at December 31, 2000, of which $26.2 million resulted from the acquisition of the Jade.

     Cash and cash equivalents, including interest-earning deposits with banks, decreased $9.7 million or 54.19% to $8.2 million at September 30, 2001, from $17.9 million at December 31, 2000. The primary change in cash and cash equivalents was the shift of cash and cash equivalents to purchase additional mortgage-backed securities, reflecting the shift in assets to higher interest-earning asset categories.

     Total liabilities increased $202.9 million or 92.78% to $421.8 million at September 30, 2001 from $218.8 million at December 31, 2000. The increase primarily results from the addition of $186.4 million of liabilities of Jade. The additional increase in total liabilities reflects the additional deposits garnered by the Bank due to an aggressive marketing and pricing campaign of it's certificates of deposit.

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

Non-Performing Assets

    The Bank's level of non-performing assets increased
$1.4 million, or 34.15% to $5.5 million at September 30, 2001, from $4.1 million at December 31, 2000. The amount of non-performing assets attributable to Jade was $0. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of September 30, 2001 and December 31, 2000 (dollars in thousands):

                                            At September 30,   At December 31,
                                                  2001               2000
                                            ----------------   ---------------
Loans past due 90 days or more as to
  interest or principal and accruing
  interest                                       $    -            $    -
Nonaccrual loans                                  4,437             3,095
                                                 ------            ------
Total nonperforming loans                         4,437             3,095
Real estate owned (REO)                           1,052             1,046
                                                 ------            ------
    Total nonperforming assets                   $5,489            $4,141
                                                 ======            ======

Nonperforming loans to total loans                 1.40%             1.98%
Nonperforming assets to total assets               1.19%             1.63%
Allowance for loan losses to total loans           0.99%             0.86%
Allowance for loan losses to
  nonperforming loans                             70.50%            43.59%
Allowance for loan losses to
  nonperforming assets                            56.99%            32.58%
Net charge-offs as a percentage of total
  loans                                             .03%                -

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

Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in PSB's market risk exposure since December 31, 2000, after taking into account the recent acquisition of Jade's assets and liabilities on June 29, 2001.



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

   10.11*     Jade Financial Corp. Employee Stock
              Ownership Plan (incorporated herein by
              reference to Exhibit 10.11 of the
              Quarterly Report on Form 10-Q of PSB
              Bancorp, Inc. filed August 14, 2001).

   21         Schedule of Subsidiaries ((incorporated
              herein by reference to Exhibit 21 of the Quarterly Report on Form 10-Q of PSB
              Bancorp, Inc. filed August 14, 2001).).

____________
* Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     None



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                              PSB BANCORP, INC


                              By:/s/Anthony DiSandro
                                 --------------------------------
                                 Anthony DiSandro,
                                 President, Chief Executive
                                   Officer & Director


                              By:/s/Karen Washington
                                 --------------------------------
                                 Karen Washington
                                 (Principal Financial Officer and
                                   Chief Accounting Officer)



November 13, 2001