Form 10-K
period 2001-12-31
PSB BANCORP INC
filed 2002-04-01
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10-K
(Mark one)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
December 31, 2001, or

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

   Securities registered pursuant to Section 12 (g) of the Act:
                   Common Stock (no par value)

     Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                     No  ____

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of March 28, 2002 was $33,669,487. As of March 28, 2002, the Registrant had
4,534,611 shares of common stock outstanding.

             Documents incorporated by reference: None



                          PSB BANCORP, INC.

                              FORM 10-K

                For the Year Ended December 31, 2001

                          Table of Contents

                                                        Page No.

PART I
     Item 1.  Description of Business                       4
     Item 2.  Description of Property                      13
     Item 3.  Legal Proceedings                            13
     Item 4.  Submission of Matters to a Vote of
              Securities Holders                           14

PART II
     Item 5.  Market for Common Equity
              and Related Stockholder Matters              14
     Item 6.  Selected Financial Data                      15
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                   16
     Item 7A  Quantitative and Qualitative
              Disclosures about Market Risk                39
     Item 8.  Financial Statements                         39
     Item 9.  Changes In and Disagreements With
              Accountants on Accounting and Financial
              Disclosure                                   40

PART III
     Item 10. Directors, Executive Officers, Promoters
              and Control Persons; Compliance With
              Section 16(a) of the Exchange Act            40
     Item 11. Executive Compensation                       42
     Item 12. Security Ownership of Certain
              Beneficial Owners and Management             54
     Item 13. Certain Relationships and Related
              Transactions                                 56
     Item 14. Exhibits and Reports on Form 8-K             56



PART I

Item 1  Business

     PSB Bancorp, Inc. ("PSB")was organized as a Pennsylvania business corporation on October 3, 1997 for the purpose of becoming a holding company for First Penn Bank (the "Bank"). PSB is subject to regulation by the Federal Reserve Bank of Philadelphia, and its principal business is the ownership of First Penn Bank. At December 31, 2001, PSB had total assets of $467.6 million, total deposits of $404.6 million and shareholders' equity of $41.4 million.

     On October 12, 1999, PSB completed its acquisition of First Bank of Philadelphia. In connection with the acquisition, each outstanding share of First Bank of Philadelphia was exchanged for .857 shares of PSB common stock ("Common Stock"). In addition, options to acquire 1,612,500 shares of First Bank of Philadelphia were converted into options to acquire 1,381,912 shares of Common Stock. Subsequent to the conversion of the options, 1,371,200 of the original First Bank of Philadelphia options were determined by PSB to be invalid and were voided. Certain of the purported optionholders are contesting this determination. See "Legal Proceedings".

     As part of the transaction, PSB merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank of Philadelphia, which held a state commercial bank charter. The resulting operating subsidiary operates under the name of First Penn Bank and holds a state commercial bank charter. This provides the Bank with greater lending flexibility.

     On June 29, 2001, PSB acquired Jade Financial Corp. ("Jade") and its wholly-owned subsidiary, IGA Federal Savings Bank ("IGA"), in a cash transaction valued at approximately
$25 million. As part of that transaction, IGA which held a federal thrift charter was merged into the Bank. The Bank operates 12 full-service offices, eight of the offices are located in Philadelphia, Pennsylvania, one office is located in Montgomery County, Pennsylvania, one office in Bucks County, Pennsylvania, one office in Delaware County, Pennsylvania and one office in Chester County, Pennsylvania.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area and investing the deposits in loans secured by residential mortgage loans, commercial real estate loans, commercial business loans, construction loans, student loans and mortgage-backed securities. The Bank's deposits are insured by the Savings Association Insurance Fund of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the 1995 mutual holding company reorganization. Deposits accepted by the Bank after the mutual holding company reorganization are insured by the FDIC's Bank Insurance Fund.

     Historically, the Bank has focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences for retention in the Bank's portfolio. As part of a strategy to diversify its loan portfolio, achieve a higher net interest margin and reduce interest rate risk, the Bank has increased its origination of construction loans, commercial real estate loans, commercial business loans, multifamily real estate loans, consumer loans, and student loans. The Bank is continuing to pursue its strategy of increasing its concentration in commercial lending.

     The addition of the IGA loan portfolio with a high concentration of consumer loans, particularly automobile and personal loans has helped diversify the Bank's loan portfolio. The acquisition of Jade also provided the Bank with an additional five branch offices in Philadelphia and the counties surrounding the Philadelphia metropolitan area which increased the Bank's geographical reach and provide access to a larger customer base.

     Through the Bank's subsidiary, Transnational Mortgage Company, the Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination, purchase, sale and servicing of first mortgage loans secured by one- to four-family homes. Such loans are sold either as individual loans, as mortgage-backed securities, or as participation certificates issued or guaranteed by FNMA or FHLMC. Loans may be sold either on a servicing retained or servicing released basis.

     The Bank's principal sources of funds are deposits and the principal and interest payments on loans, investment securities and mortgage-backed securities. The Bank has available credit with the Federal Home Loan Bank of Pittsburgh ("FHLB"). At December 31, 2001, The Bank had no advances outstanding with the FHLB. The principal source of income is interest received from loans, investment securities and mortgage-backed securities.
The Bank's principal expenses are the interest paid on deposits and borrowings and the cost of employee compensation and benefits.

Business Strategy

     PSB's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner as a well-capitalized and independent financial institution. Generally, PSB seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans and student loans, mortgage-backed securities and other liquid investment securities. PSB's business strategy incorporates the following elements: (1) increasing assets by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its lending operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey and Delaware, and
(3) increasing net interest income and reducing interest rate risk by emphasizing primarily the origination of commercial real estate, construction, commercial business loans, and consumer loans that generally bear higher interest rates and have shorter terms than residential mortgage loans.

Subsidiaries

     PSB has three subsidiaries: First Penn Bank, Jade Abstract Company, and Jade Insurance Company. Jade Abstract Company is engaged in the business of issuing title insurance for residential and commercial real estate properties. Jade Insurance Company is an inactive corporation that was formed by Jade to act as an insurance agency. First Penn Bank owns three direct subsidiaries and one indirect subsidiary as follows:
Transnational Mortgage Corp. is engaged in a mortgage banking business, PSA Service Corp. conducts real estate appraisals, processes credit applications and provides other services in connection with the origination of loans, PSA Financial Corp. primarily originates business loans and commercial real estate loans. PSA Financial Corp.'s subsidiary, PSA Consumer Discount Company, primarily originates consumer loans.

Personnel

     As of December 31, 2001, PSB and the Bank had 130 full-time and 15 part-time employees. The Bank is not a party to any collective bargaining agreements.

Competition

     In the Philadelphia metropolitan market area, the banking business is highly competitive. The Bank competes with local commercial banks as well as numerous regionally-based commercial banks that have assets, capital and lending limits significantly larger than those of the Bank. The Bank also competes with thrift institutions, savings institutions, credit unions, issuers of commercial paper, other securities and other non-depository institutions. The Bank seeks to be competitive with respect to interest rates paid and charged, and for service charges on customer accounts.

     Among the advantages many of the Bank's competitors have over the Bank are larger asset and capital bases, and the ability to finance wide-ranging advertising campaigns and to allocate their deposits and other funding to geographic regions offering highest yield and demand. Many international banking services are indirectly offered through correspondent relationships. By virtue of their greater capital base, most competitors have a substantially higher lending limit than the Bank.

     Although the Bank is at some disadvantage when competing with larger banks, the Bank believes that its philosophy of providing high-quality service to small and mid-size customers offsets much of the bigger banks' advantages and provides a unique opportunity to add to the growth of the Bank.

Regulation of First Penn Bank

     As a state-chartered bank, the Bank is subject to regulation, supervision and regular examination by the Pennsylvania Department of Banking (the "Department") and is subject to the applicable provisions of the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"). The Bank is a member of the Federal Reserve System and is subject to regulation, supervision, reporting requirements and regular examinations by the Federal Reserve Board. In addition, First Penn Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured account holder. The FDIC has the authority to increase its insurance premiums to cover losses and expenses. Some aspects of the lending and deposit business that are regulated by the Federal Reserve Board and the FDIC include personal lending, commercial lending, mortgage lending, reserve requirements against certain deposit accounts and the maintenance of the requisite capital to asset ratios. The Bank is also subject to numerous federal, state and local laws and regulations that set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to changes in federal and state legislation and regulation that may negatively affect the cost of doing business.

     In December of 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provided increased funding for the FDIC Bank Insurance Fund ("BIF") and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well-capitalized," "adequately capitalized," "undercapitalized, "significantly undercapitalized" or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio and certain other factors. A bank is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. At
December 31, 2001, First Penn Bank was "well-capitalized" under these regulations.

Regulation of PSB

     PSB is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a bank holding company, PSB's activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and PSB may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, without prior approval of the Federal Reserve.

     Under Federal Reserve policy, PSB is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank, i.e., to downstream funds to the Bank.
This support may be required at times, when absent such policy, PSB might not otherwise provide such support. Any capital loans by PSB to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of PSB's bankruptcy, any commitment by PSB to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     PSB is subject to restrictions under federal law that limit its ability to receive funds from the Bank, whether in the form of loans, other extensions of credit, investments and asset purchases. Such transfers by the Bank to PSB are generally limited in amount to 10% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Bank has never made any loan or extension of credit to PSB nor has it purchased any assets from PSB.

Financial Holding Company Legislation

     Landmark legislation in the financial services area was signed into law on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changed certain banking laws that had been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation created a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e, securities underwriting, insurance underwriting, and certain other activities that are financial in nature as determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     The intent and scope of the act is positive for the financial services industry, and is an attempt to modernize federal banking laws and make U. S. institutions competitive with those from other countries. While the legislation made significant changes in U. S. banking law, such changes will not directly affect PSB's business unless it decides to avail itself of new opportunities available under the law. PSB does not expect any of the provisions of the Act to have a material adverse effect on the Bank's existing operations, or to significantly increase its costs.

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

     Pursuant to the Interstate Banking Law, states also may enact legislation to allow for de novo interstate branching by out of state banks.

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

Dividend Limitations

     The Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of the Bank is less than the amount of its capital, the Bank shall, until the surplus is equal to such amount, transfer to surplus an amount which is at least ten percent of the net earnings of the Bank for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of the Bank is less than fifty percent of the amount of the capital, no dividend may be declared or paid without the prior approval of the PDOB until the surplus is equal to fifty percent of the Bank's capital. Additionally, the PDOB has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.

     Under the Federal Reserve Act ("FRA"), as amended, if losses have at any time been sustained by the Bank, equal to or exceeding its undivided profits then on hand, no dividend shall be made; and no dividends shall ever be made in an amount greater than the Bank's net profits. Cash dividends must be approved by the Federal Reserve, if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve has the authority under the FRA to prohibit the payment of cash dividends by a bank when it determines such payment to be an "unsafe and unsound banking practice" under the existing circumstances.

Transactions with Affiliates

     Extensions of credit by the Bank to executive officers, trustees, and principal shareholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O. These rules limit the aggregate amount of loans to any such individual and their related interests, and require that all such loans be pre-approved by the full Board of the Bank, voting without such person being present. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of such persons, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, trustees, principal shareholders, or employees of the institution. Loans can be made to employees, including executives and trustees, on more favorable terms than to the general public, if all employees are eligible for such preferential terms. Regulation O also sets forth additional limitations on extensions of credit by an institution to its executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O.

Item 2  Description of Property

     As of December 31, 2001, the Bank conducted its business through an executive/administrative office and 12 full-service branch offices. The aggregate net book value of the Bank's office premises and equipment was $2.5 million as of December 31, 2001. The Bank is leasing its center city Philadelphia, Pennsylvania full-service office and executive office for a term of eleven years, it's 1632 Walnut Street, Philadelphia, Pennsylvania office for ten years, its Media, Pennsylvania office for a term of four years and its Chesterbrook, Pennsylvania office for a term of five years. Lease expense for the years ended December 31, 2001, 2000, and 1999 was $520,000, $468,000, and $424,000, respectively.

Item 3  Legal Proceedings

     In the fourth quarter of 2001, PSB declared 1,371,200 options issued by First Bank of Philadelphia to be void because
PSB believes, among other reasons, that these options were unlawfully and improperly granted.

     On March 6, 2002, certain of the purported optionholders brought an action in United States District Court for the Eastern District of Pennsylvania to have the voided options declared valid and enforceable, or, alternatively, seeking aggregate damages of not less than $4.3 million.

     Management of PSB strongly believes that the options are invalid and intends to vigorously defend the action. However, there can be no assurance regarding the eventual outcome of any litigation.

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business.

Item 4  Submission of Matters to a Vote of Securities Holders

     PSB's annual meeting of shareholders was held on February 7, 2002. The following matters were voted upon and approved by the vote indicated.

Matter No. 1

     The election of two Class III directors to hold office for three years from the date of election, following are the results of those elections:

               Nominee               Voting Results

          Vincent J. Fumo            For:      3,502,025
                                     Withheld:   720,847

          Thomas J. Finley           For:      3,503,996
                                     Withheld:   718,876

The following directors were not subject to reelection and continue to serve as directors of PSB: Anthony DiSandro, Rosanne Pauciello, John J. O'Connell, James W. Eastwood,
Mario L. Incollingo and Stephen Marcus.

Matter No. 2

     The approval of the 2001 PSB Bancorp, Inc. Stock Incentive
Plan:

     The votes cast for Matter No. 2 were:

                  For:     2,221,851
                  Against:   983,840
                  Abstain:     2,871

PART II

Item 5  Market for Common Equity and Related Stockholder Matters

     The common stock of PSB is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "PSBI". The following table sets forth the high and low bid prices for PSB's common stock, as reported by Nasdaq. The following quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As the table indicates, PSB did not declare any cash dividends for the periods indicated.

                       2001               2000            Cash
                    Bid Prices         Bid Prices       Dividend
                   High      Low       High     Low     Declared

First Quarter     5.188    4.063      5.625    4.00        -
Second Quarter    5.15     4.188      5.625    4.00        -
Third Quarter     6.16     4.90       4.625    4.00        -
Fourth Quarter    6.17     5.28       4.375    4.00        -

Item 6  Selected Financial Data

     The selected financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of the Financial Condition and Results of Operations" of PSB and the financial statements of PSB included elsewhere herein (dollars in thousands, except for per share data).

                                    2001        2000        1999        1998        1997
BALANCE SHEET DATA
Total assets                      $467,644    $254,819    $279,608    $227,486    $194,910
Cash and cash equivalents           54,756      17,906      17,275      47,527      41,584
Loans receivable, net              297,180     145,856     167,787     121,240     110,218
Loans held for sale                 17,142       9,080       8,221       6,938       6,575
Investment securities                5,749      24,596      30,435      21,447      23,165
Mortgage-backed securities          66,495      43,137      46,957      23,400       5,002
Deposits                           404,560     202,936     193,210     185,654     169,051
Shareholders' equity                41,415      35,982      36,047      36,130      19,983
Book value per share                  9.13       8.79        8.26        8.22        8.73
SUMMARY STATEMENT OF OPERATIONS
Interest income                     26,928      21,139      18,561      15,226      13,837
Interest expense                    14,011      10,624       9,219       7,800       7,376
  Net interest income               12,917      10,515       9,342       7,426       6,461
Provision for loan losses              270         100         200         283          60
  Net interest income after
    provision for loan losses       12,647      10,415       9,142       7,143       6,401
  Noninterest income                 1,554         586         521       1,373       1,169
  Noninterest expense               10,240       8,225       7,806       6,517       6,113
Loss on investment in Iron
  Bridge Holdings, Inc.                154         101           -           -           -
Loss on investment in
  ZipFinancial.com, Inc.                 0       2,500           -           -           -
Income before income taxes           3,807         175       1,857       2,006       1,457
Income tax provision                   755          10        (227)        342         345
Net income                           3,052         165       2,084       1,664       1,112
Earnings per share - basic            0.73    $   0.04    $   0.48    $   0.38    $   0.49
Earnings per share - diluted          0.72    $   0.04    $   0.47    $   0.32    $   0.38
PERFORMANCE DATA
Return on average assets              0.72%      0.005%       0.76%       0.81%       0.90%
Return on average equity              7.74%       0.04%       5.79%       5.94%       7.59%
Equity to assets                      8.86%      14.17%      12.89%      15.88%      11.88%
Interest rate spread                  2.80%       3.17%       2.66%       2.89%       3.01%
ASSET QUALITY DATA
Non-performing loans to total
  loans                               1.30%       1.98%       1.16%       1.83%       2.53%
Non-performing assets to total
  assets                              1.00%       1.63%       1.11%       1.60%       2.68%
Allowance for loan losses to
  total loans                         0.91%       0.86%       0.69%       0.80%       0.82%
Allowance for loan losses to
  non-performing loans               69.52%      43.59%      59.82%      43.56%      32.50%
Allowance for loan losses to
  non-performing assets              61.37%      32.58%      39.65%      28.29%      18.49%
Net charge-offs as a percentage
  of total loans                      0.25%          -           -        0.21%       0.42%
Loans past due 90 days or more
  as to interest or principal
  and accruing interest                  -           -         180           -         232
Nonaccrual loans                     4,130       3,095       1,882       2,367       2,737
Total non-performing loans           4,130       3,095       2,062       2,367       2,969
Real estate owned (REO)                548       1,046       1,047       1,277       2,249
Total non-performing assets          4,678       4,141       3,109       3,644       5,218

Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of PSB should be read in conjunction with the consolidated financial statements of PSB, including the related notes thereto, included elsewhere herein.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001,
2000, AND 1999

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

Performance Overview

     PSB's net income for 2001 was $3.05 million or $0.72 on a diluted per share basis compared to net income of $165,000 or $0.04 per diluted share for 2000 and net income of $2.08 million or $0.47 per diluted share for 1999. The significant decrease in net income from 1999 to 2000 was the result of a one-time charge taken by PSB to reflect the write-off of a $2.5 million investment in BankZip.com, an aggregator of Internet banking services that ceased operations. PSB's net income for 2000, without the one-time charge, would have been $2.7 million or $0.68 on a diluted per share basis. The overall increase in PSB's revenue from 2000 to 2001 was primarily due the acquisition of the income producing assets of Jade.

Net Interest Income and Average Balances

     Net interest income is the key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income in 2001 of $12.9 million was $2.4 million or 22.84% higher than 2000's net interest income of $10.5 million. The Bank's net interest income of $10.5 million in 2000 was 12.56% higher than 1999's net interest income of $9.3 million. Net interest income of $12.9 million in 2001 was 22.85% higher than net interest income of $10.5 million in 2000. In 2001, total interest income increased $5.8 million to $26.9 million compared to an increase in 2000 of $2.6 million to $21.1 million from $18.6 million in 1999. The Bank had an increase in total interest expense in 2001 of $3.4 million compared to an increase in 2000 of $1.4 million.

     The Bank's net interest margin, net interest income divided by total average interest-earning assets, decreased 87 basis points from 4.16% in 2000 to 3.29% in 2001, primarily due to an increase in the volume of our variable rate loan portfolio. In 2000, the net interest margin increased 27 basis points to 4.16% from 3.89% for 1999. The improvement in the Bank's net interest margin in 2000 reflected an improvement in the Bank's yield on interest earning assets, a lower cost of funds and the resolution of a significant portion of the Bank's non-performing assets portfolio and subsequent conversion of those assets to a performing basis.

     The Bank's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities, decreased 37 basis points to 2.80% in 2001; in 2000, the Bank experienced an increase of 51 basis points to 3.17% from 2.66% for 1999. Although in 2001, the Bank experienced an overall increase in interest-bearing liabilities, the rate paid on those liabilities decreased by 115 basis points to 4.05% from 5.20% in 2000, while the yield earned on interest-earning assets decreased a greater 152 basis points, resulting in the spread compression. The increase in the net interest spread to 3.17% in 2000 from 2.66% in 1999 was primarily due to increases on the interest rate for mortgage-backed securities and the loan portfolio.

     The Bank's yield on average interest-earning assets decreased to 6.85% for 2001 compared to 8.37% in 2000. In 1999, the Bank's yield on average interest-earning assets was 7.73%. Average loans of $276.0 million at December 31, 2001 represented 70% of total interest-earning assets, providing an average yield of 7.77%, average loans of $167.0 million at December 31, 2000, represented 66% of total average interest-earning assets, and provided an average yield of 9.60%, compared to average loans of $150.0 million at December 31, 1999, representing 63% of total average interest-earning assets, and providing an average yield of 8.96%. The substantial decrease in the yield on the loan portfolio in 2001 was due to the general decrease in overall interest rates due to numerous and rapid decreases in the federal funds rate made by the Federal Reserve. Average investments and interest bearing deposits with banks increased $32.0 million or 37.36% at December 31, 2001 from December 31, 2000. At December 31, 2000, average investments and interest bearing deposits with banks decreased $4.6 million or 5.1% to $85.4 million, from $90.0 million at December 31, 1999.

     At December 31, 2001, total average-interest bearing liabilities increased $141.4 million or 69.24% to $345.8 million compared to $204.3 million at December 31, 2000. Total average interest-bearing liabilities increased $22.2 million or 12.18% at December 31, 2000, from $182.1 million at December 31, 1999. Total interest expense increased $3.4 million at December 31, 2001 to $14.0 million as compared to a total interest expense increase of $1.4 million to $10.6 million at December 31, 2000 from $9.2 million for 1999. The Bank's cost of funds over the last three years was 5.06% in 1999, 5.20% in 2000 and 4.05% in 2001.

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

                                                           Year Ended December 31,
                                          2001                       2000                       1999
                              Average            Yield/   Average            Yield/   Average            Yield/
                              Balance  Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                                                           (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Interest-earning
    deposits                 $ 17,046   $   458   2.69%  $ 12,601   $   239   1.90%  $ 23,227   $   939   4.05%
  Investment securities        39,757     1,533   3.86     28,405     1,835   6.46     22,034     1,534   6.96
  Mortgage-backed
    securities                 60,526     3,516   5.81     44,409     3,011   6.78     44,751     2,631   5.88
  Net loans                   275,753    21,421   7.77    167,250    16,054   9.60    150,223    13,457   8.96
    Total interest-
      earning assets         $393,082   $26,928   6.85%   252,665   $21,139   8.37%   240,235   $18,561   7.73%
Noninterest-earning
  assets                       27,494                       9,880                       6,942
    Total assets             $420,576                    $262,545                    $247,177

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts      $ 14,046   $   175   1.25%  $ 15,150   $   316   2.09%  $  8,924   $   310   3.47%
  Money market accounts        21,820       489   2.24     10,373       425   4.10     15,761       580   3.68
  Savings deposits             71,304     1,485   2.08     28,866       851   2.95     29,686       862   2.90
  Certificates                225,286    11,301   5.02    114,812     6,450   5.62    118,623     6,518   5.49
  Total deposits              332,456    13,450   4.05    169,201     8,042   4.75    172,994     8,270   4.78
  Borrowed money               13,299       561   4.22     35,103     2,582   7.36      9,129       949  10.40
    Total interest-bearing
      liabilities             345,755    14,011   4.05%   204,304    10,624   5.20%   182,123     9,219   5.06%
Non-interest-bearing
  liabilities                  35,440                      21,375                      29,049
    Total liabilities         381,195                     225,679                     211,172
Retained earnings or
  shareholders' equity         39,381                      36,866                      36,005
   Total liabilities and
     retained earnings or
     shareholders' equity    $420,576                    $262,545                    $247,177
Net interest income                     $12,917                     $10,515                     $ 9,342
Interest rate spread                              2.80%                       3.17%                       2.66%
Net yield on interest-
  earning assets                                  3.29%                       4.16%                       3.89%
Ratio of interest-earning
  assets to interest-
  bearing liabilities                             1.14x                       1.24x                       1.32x

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

                                         2001 versus 2000             2000 versus 1999
                                        Increase (decrease)          Increase (decrease)
                                                          Net                         Net
                                   Volume      Rate      Change   Volume    Rate     Change
Interest Income:
  Interest bearing
    deposits with banks            $  120    $    99   $   219   $ (201)   $(499)   $ (700)
  Investment securities               438       (740)     (302)     410     (110)      300
  Mortgage-backed
    securities                        936       (431)      505      (23)     404       381
  Loans                             8,431     (3,064)    5,367    1,635      962     2,597
Total interest income               9,925     (4,136)    5,789    1,821      757     2,578

Interest Expense
  Now checking accounts               (14)      (127)     (141)     130     (124)        6
  Money market accounts               256       (192)       64     (221)      66      (155)
  Savings accounts                    883       (249)      634      (25)      14       (11)
  Certificates of deposit           5,549       (698)    4,851     (215)     228        13
  Borrowings                         (920)    (1,101)   (2,021)   1,850     (298)    1,552
Total interest expense              5,754     (2,367)    3,387    1,519     (114)    1,405

Net change in net
  interest income                  $4,171    $(1,769)  $ 2,402   $  302    $ 871    $1,173

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The Bank allocated $270,000, $100,000, and $200,000 as additions to the allowance for loan loss and had charge-offs against the allowance of $788,000, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Non-Interest Income

     The following table provides a summary of non-interest income, by category of income, for the three years ended
December 31, 2001, 2000, and 1999 (in thousands):

                                         Year Ended December 31,
                                          2001     2000    1999

Service fees on deposit accounts         $1,074    $412    $479
Loss on write down of investment              -  (2,500)      -
Loss on sale of loans and ORE                -        -    (392)
Other                                       480     174     434
  Total                                   1,554  (1,914)    521

     The major source of non-interest income is gain on sale of loans, investment gains and losses, and other income and service fees on deposit accounts. Without giving effect to the one-time extraordinary loss on investments of $2.5 million reflecting the write off of the BankZip.com investment in 2000, non-interest income increased $968,000 or 165.18% in 2001 which followed an increase of $65,000 or 12.48% in 2000. The increase in the volume of non-interest income in 2001 is attributable to the acquisition of the fee-bearing deposit accounts of Jade and the income associated with the Bank Owned Life Insurance investment acquired from Jade.

Non-Interest Expense

     The following table provides a summary of non-interest expense, by category of expense, for the three years ended
December 31, 2001, 2000 and 1999 (in thousands):

                                        Year Ended December 31,
                                         2001     2000     1999

Salaries and employment benefits       $ 5,053   $4,383   $3,601
Rent and occupancy expense               1,154    1,162    1,290
Professional fees                          385      381    1,064
FDIC insurance expense                      38       37       87
General insurance                          138      139      157
Advertising                                 66      129      140
Data processing fees                       594      356      237
Director fees                              282      246      215
Other operating expense                  2,684    1,493    1,015
   Total                               $10,394   $8,326   $7,806

     Total non-interest expense for 2001 increased $2.1 million to $10.4 million or 24.84% compared to a modest increase of $520,000 or 6.66% to $8.3 million in 2000 from $7.8 million in 1999. The increase in other operating expense which accounts for a significant portion of the increase in the Bank's non-interest expense is related to expenses incurred in the acquisition of Jade, including a $670,000 increase in salaries and employment benefits related to the acquisition.

Income Taxes

     The Company had an income tax provision of $755,000, an income tax provision of $10,000, and an income tax credit of $227,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The 1999 credit resulted from net operating loss carry forwards that were held by First Bank of Philadelphia and used by PSB.

Liquidity and Interest Rate Sensitivity

     Integral to the management of PSB's balance sheet is the maintenance of adequate liquidity and the ability to evaluate and control interest rate risk. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit. Interest rate sensitivity focuses on the impact of fluctuating interest rates and the repricing characteristics of rate sensitive assets and liabilities on net interest income.

     PSB's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return.
Liquidity is derived from various sources that include increases in core deposits, sales of certificates of deposits, loan principal repayments and loan maturities and cash received on maturities or amortization of investment securities.

     The liquidity position of PSB is also strengthened by the availability of a $208 million credit facility with the Federal Home Loan Bank of Pittsburgh (FHLB). Advances are secured by FHLB stock and qualifying mortgage loans. There were no advances outstanding against this line at December 31, 2001 or at December 31, 2000.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the twelve month period ended December 31, 2001, net cash used by operating activities was $1.6 million, compared to net cash provided by operating activities of $3.6 for the same period of 2000. During the twelve month period ended December 31, 2001, net cash provided by investing activities was $19.6 million, compared to net cash provided by investing activities of $24.6 million for the same period of 2000. Financing activities provided net cash of $18.9 million during the twelve months ended December 31, 2001, compared to $27.5 million in net cash used in financing activities for the same period of 2000. The net result of these items was a $36.9 million increase in cash and cash equivalents for the twelve month period ended December 31, 2001, compared to a $631,000 increase in cash and cash equivalents for the same period of 2000. The increase in cash and cash equivalents in 2001 is primarily due to the proceeds received from maturing investments of $35.1 million, the cash acquisition of Jade, net of cash acquired and debt assumed of $17.0 million, and an increase in deposits of $17.7 million.

     During 2000, net cash provided by operating activities was $3.6 million compared to net cash used by operating activities of $1.0 million in 1999. During 2000, PSB's investing activities provided $24.6 million in net cash and PSB's financing activities used $27.5 million in net cash. In 1999, PSB's investing activities used $82.6 million in net cash and PSB's financing activities provided $53.4 million in net cash. The major components within these two categories during 2000 were an increase in total loans receivable of $21.2 million and a decrease in investments purchased of $38.9 million. The net result of these items was a $631,000 increase in cash and cash equivalents for 2000, compared to a net decrease of $30.2 million for 1999. This significant increase in cash and cash equivalents in 2000 is due to a significant decrease in investments purchased and a decrease in loans receivable.

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

     The blending of fixed and floating rate loans and investments to match their pricing and maturity characteristics against those of the various funding sources is a continuous process in an attempt to minimize fluctuations in net interest income caused by changes in interest rates. The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity. Management believes that the accessibility to FHLB borrowings will provide the flexibility to assist in keeping fluctuations in net interest income under control and to maintain an adequate liquidity position.

     One tool used by management to gauge the structure of the balance sheet is a "gap" analysis that categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At December 31, 2001, PSB had a one-year liability sensitive gap of $8.8 million and a gap ratio of 0.43 or 1.88% of total assets as of that date.

     The following table shows the interest rate sensitive data at December 31, 2001 (in thousands):

               Interest Rate Sensitivity Analysis

                                                                                                       Balance
                                                                               More than  No Stated        at
Gap table at December 31, 2001         0 -3 Months   4-12 Months    1-5 Yrs     5 Yrs     Maturity     12/31/01
Interest bearing deposits
  with banks                            $ 47,638                                          $  3,293     $ 50,931
Investment securities                      5,837      $  9,992     $ 31,958   $ 24,218         239       72,244
Mortgage loans                            39,089        40,130       91,491     33,166                  203,876
Commercial loans                          10,051         1,944       10,988        925                   23,908
Consumer loans                            12,022         4,844        3,599        709                   21,174
Student loans                             14,708                     17,850      1,242                   33,800
Construction loans                        20,886         3,396          219                              24,501
SBA loans                                  9,809                         30         95                    9,934
Other assets                                                                                27,276       27,276
   Total assets                         $160,040      $ 60,306     $156,135   $ 60,355    $ 30,808     $467,644

Non interest bearing deposits                                                 $ 25,983                 $ 25,983
NOW accounts                              $3,022                                15,653                   18,675
Money market accounts                     19,803                                19,803                   39,606
Savings accounts                          18,679                                71,403                   90,082
Time deposits                             48,188      $126,167     $ 55,553        306                  230,214
Borrowed funds                               798        12,500                                           13,298
Other liabilities                                                                         $  8,371        8,371
  Total liabilities                       90,490       138,667       55,553    133,148       8,371      426,229
Shareholder's equity                                                                        41,415       41,415
   Total liabilities and
     shareholder's equity               $ 90,490      $138,667     $ 55,553   $133,148    $ 49,786     $467,644

GAP                                     $ 69,550      $(78,361)    $100,582   $(72,793)   $(18,978)    $      0

Gap Ratio                                   1.77          0.43         2.81       0.45        0.62         1.00

Cumulative Gap                          $ 69,550      $ (8,811)    $ 91,771   $ 18,978    $      0     $      0

     A plus or minus 300 basis point rate shock test for the internal rate of return indicates at most limited economic value sensitivity to changes in interest rates. A rate shock internal rate of return test indicates internal rate of return reductions as rates rise and larger losses as rates decline. The Bank's largest exposure is a 33.73% reduction in the internal rate of return in a minus 300 basis point scenario and a loss of 22.30% in a plus 300 basis point scenario.

Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted " assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 2001, the Bank was required to have minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at December 31, 2001 were 10.73% and 11.68%, respectively, and the Bank's Tier I leverage ratio was 7.03%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category. Capital ratios decreased during 2001 over 2000 due to a 106.8% increase in total risk adjusted assets due to the cash acquisition of Jade and a decrease in Tier 1 and total capital from 2000 to 2001. The increase in capital ratios during 2000 over 1999 was due to a 16.9% decrease in total risk adjusted assets from 1999 to 2000. Following are the Bank's capital ratios at December 31, 2001, 2000 and 1999 (dollars in thousands):

                                 2001        2000        1999
Tier I Capital                 $ 32,574    $ 34,183    $ 31,348
Tier II Capital                   2,871       1,349       1,231
Total Qualifying Capital       $ 35,445    $ 35,532    $ 32,579

Risk Adjusted Total Assets     $303,527    $146,793    $175,163

Tier I Risk Based Capital
  Ratio                           10.73%      23.29%      17.90%
Total Risk Based Capital
  Ratio                           11.68%      24.21%      18.60%
Leverage Ratio                     7.03%      13.21%      11.48%

Average Assets                 $463,469    $258,709    $273,174

     Management is confident that the Bank will remain "well capitalized".

FINANCIAL CONDITION

General

     PSB's total assets increased $212.8 million or 83.1% to $467.6 million at December 31, 2001 from $254.8 million at December 31, 2000. The increase in assets was primarily the result of the acquisition of the assets of Jade.

     Net loans increased to $297.2 million at December 31, 2001, from $145.8 million at December 31, 2000. The increase of $151.4 million, or 103.8%, was primarily the result of the acquisition of the loan portfolio of Jade.

Investment Activities

     The Bank's investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. The carrying value of the Bank's investment securities and mortgaged-backed securities portfolio totaled $72.2 million at December 31, 2001 compared to $67.7 million at December 31, 2000. The Bank's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totaled $54.7 million at December 31, 2001 compared to $17.9 million at December 31, 2000. The majority of the Bank's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At December 31, 2001, mortgage-backed securities totaled $66.5 million compared to $43.1 million at December 31, 2000. The majority of this amount represents securities that were issued or guaranteed by either FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). The Bank historically maintains high levels of interest-earning deposits as part of its strategy for meeting liquidity requirements and improving interest sensitivity.

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

     Pursuant to SFAS No. 115, which the Bank adopted in 1994, the Bank classifies its investment securities and mortgage-backed securities as either held-to-maturity, available-for-sale or trading. Available-for-sale and trading securities are carried at market value, while held-to-maturity securities are carried at amortized cost. At December 31, 2001, $2.3 million of the Bank's investment securities and mortgaged-backed securities were classified held-to-maturity and $69.9 million of the Bank's investment securities and mortgaged-backed securities were classified available-for-sale. The Bank did not carry any trading securities at December 31, 2001.

     The Bank's Board of Directors has also adopted an investment policy that identifies acceptable types of investments for the Bank and establishes criteria to guide management in classifying investments as prescribed by SFAS
No. 115. The policy also authorizes the Bank's investment officer to make investments of up to $1 million. Under the investment policy, the Bank may invest in certain AAA rated derivative securities. As of December 31, 2001, the Bank had no collateralized mortgage obligations. The Bank may not invest in high-risk collateralized mortgage obligations ("CMOs") and the Bank's investment officer must periodically analyze the risk of any CMO held by Bank to determine that such securities are not within the high-risk category.

     On January 29, 1999, PSB purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share,(the "Preferred Stock") of McGuire Performance Solutions, Inc. ("MPS"). PSB purchased the shares for $.78125 per share for
a total cost of $1,250,000.   In 2000, MPS changed its name to
Iron Bridge Holdings, Inc. ("Iron Bridge")and formed two new subsidiaries, one adopting the MPS name and Avanti Capital, Inc, a registered investment advisory company. During the year ended December 31, 2001 and 2000, PSB purchased an additional 375,000 shares and 500,000 shares, respectively, of the Preferred Stock for $1.00 per share for a total cost $875,000. PSB owns 100% of the Iron Bridge Preferred Stock which represents a 48.17% fully diluted ownership interest in Iron Bridge. The Iron Bridge subsidiary, MPS, is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

      On November 16, 1999, PSB invested $2,500,000 in a two year convertible debenture issued by ZipFinancial.com, Inc., doing business as BankZip, a start-up internet banking company for community banks. Because the company ceased operations, PSB elected to write off this investment as of December 31, 2000 and take an after-tax charge to earnings of $1.5 million.

Carrying and Market Value of Investment and Mortgage-Backed
Securities.

     The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities and mortgage-backed securities in the Bank's held-to-maturity and available-for-sale portfolio at December 31, 2001, 2000 and 1999 (In thousands).

                                                                  December 31, 2001
                                                                   Gross        Gross
                                                    Amortized   unrealized   unrealized     Fair
                                                       cost        gains       losses      value
Investment securities available-for-sale
  Mutual funds                                       $ 2,354          -             -     $ 2,354
  State and municipal obligations                      3,449          -           (54)      3,395
                                                       5,803          -           (54)      5,749
Mortgage-backed securities available-for-sale
  FNMA certificates                                   46,095        213             -      46,308
  GNMA certificates                                   17,778         99             -      17,877

                                                      63,873        312             -      64,185

                                                     $69,676       $312       $   (54)    $69,934
                                                                  December 31, 2000
                                                                   Gross        Gross
                                                    Amortized   unrealized   unrealized     Fair
                                                       cost        gains       losses      value
Investment securities available-for-sale
  Mutual funds                                       $ 2,354          -           (14)    $ 2,340
  U.S Government and federal agencies                 14,999          -          (172)     14,827
  State and municipal obligations                      3,480          -           (51)      3,429

                                                      20,833          -          (237)     20,596
Mortgage-backed securities available-for-sale
  FNMA certificates                                   34,789          -          (620)     34,169
  GNMA certificates                                    8,219          -          (161)      8,058

                                                      43,008          -          (781)     42,227

                                                     $63,841       $  -       $(1,018)    $62,823
                                                                At December 31, 1999
                                                                  Gross         Gross
                                                    Amortized   Unrealized   Unrealized     Fair
                                                        Cost      Gains        Losses       Value
                                                                  (In Thousands)
Investment Securities:
Equity:
  Investments in mutual funds                        $ 2,354        $-         $   24      $2,330
  FHLB and FRB Stock                                   2,056         -              -       2,056
    Total equity securities available-for-sale       $ 4,410        $-            $24      $4,386
Debt:
  FNMA Notes                                           3,500        $-            198       3,302
  Municipal tax-exempt                                 3,511         -            310       3,201
  FHLB Notes                                          11,499                      598      10,901
    Total debt securities available-for-sale         $18,510        $-          1,106     $17,404
Mortgage-backed securities:
  FNMA                                                39,540         -          2,188      37,352
  GNMA                                                 9,151         -            552       8,599
    Total mortgage-backed securities
      available-for-sale                             $48,691        $-         $2,740     $45,951
Other investments                                      4,645         -            -         4,645
    Total securities available-for-sale              $76,256        $ 0        $3,870     $72,386
                                                                  December 31, 2001
                                                                   Gross        Gross
                                                    Amortized   unrealized   unrealized     Fair
                                                       cost        gains       losses      value
Investment securities held to maturity
  GNMA Certificates                                  $ 1,892       $ 28       $     -     $ 1,920
  FHLMC Certificates                                     139          4             -         143
  Other mortgage-backed securities                       279          4             -         283

                                                     $ 2,310       $ 36       $     -     $ 2,346
                                                                  December 31, 2000
                                                                   Gross        Gross
                                                    Amortized   unrealized   unrealized     Fair
                                                       cost        gains       losses      value
Investment securities held to maturity
  U.S. Government and agency securities              $ 4,000       $  -       $   (50)    $ 3,950

                                                       4,000          -           (50)      3,950
                                                   -------      -------     -------     -------
Mortgage-backed-securities held-to-maturity
  GNMA Certificates                                      883         34             -         917
  FHLMC Certificates                                      27          2             -          29

                                                         910         36             -         946

                                                     $ 4,910       $ 36       $   (50)    $ 4,896
                                                                 At December 31, 1999
                                                                    Gross        Gross
                                                     Amortized   Unrealized   Unrealized    Fair
                                                        Cost        Gains       Losses      Value
                                                                  (In Thousands)
Investment Securities:
Debt:
  FNMA                                                 $1,000        $ -         ($ 38)    $  962
  FHLMC                                                 3,000          -          (183)     2,817
    Total debt securities held-to-maturity             $4,000        $ -         ($221)    $3,779
Mortgage-backed securities:
  GNMA                                                    979         23            -       1,002
  FHLMC                                                    27          2            -          29
    Total mortgage-backed securities held-to-
      maturity                                         $1,006        $25         $  -      $1,031
    Total securities held-to-maturity                  $5,006        $25        ($221)     $4,810

     There were no sales of investment securities in 2001, 2000 and 1999.

     The amortized cost and fair value of the Company's investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                               Available-for-Sale       Held-to-Maturity
                                             Amortized       Fair     Amortized     Fair
                                                Cost         Value       Cost       Value
      Due in one year or less                  $    -      $     -     $     -     $     -
      Due after one year through five years       354          354           -           -
      Due after five years through ten years        -            -           -           -
      Due after ten years                       5,449        5,395           -           -

                                                5,803        5,749           -           -
      Mortgage-backed securities               63,873       64,185       2,310       2,346

                                              $69,676      $69,934     $ 2,310     $ 2,346

Investment Portfolio Maturities.

     The following table sets forth the scheduled maturities, carrying values, and weighted-average yields for the Bank's investment securities and mortgage-backed securities portfolios. Adjustable-rate, mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust (in thousands except for yields).

                                                                At December 31, 2001
                             In one year      After one year    After five years
                               or less         to five years       to ten years      Over ten years
                          Carry-             Carry-             Carry-             Carry-              No Stated
                            ing    Average     ing    Average     ing    Average     ing     Average    Maturity
                           Value    Yield     Value    Yield     Value    Yield     Value     Yield     or Rate     Total
Held to maturity:
Investment Securities      $  -         -     $  -       -         $-        -     $     -        -     $     -    $     -
Mortgage-backed
  securities                  -         -      391     6.37%        -        -       1,919     7.21%          -      2,310
    Total held to
      maturity             $  -         -     $391     6.37%       $0     0.00%    $ 1,919     7.21%    $    -     $ 2,310


Available for sale:
Investment Securities      $  -         -     $354        -        $-        -     $ 5,449     6.25%    $    -      $5,803
Mortgage-backed
  securities                277      5.94%       0     0.00%        0     0.00%     63,596     6.12%         -      63,873
Total available for
      sale                 $277      5.94%    $354     0.00%       $0     0.00%    $69,045    12.37%    $    -     $69,676

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

     At December 31, 2001 the Bank's net loan portfolio totaled $297.2 million, representing 63.5% of total assets at that date, compared to $145.9 million representing 57.2% of total assets at December 31, 2000. As of December 31, 2001, one- to four-family residential loans totaled $126.5 million representing 42.1% of the loan portfolio, compared to $54.5 million representing 39.9% of the loan portfolio at December 31, 2000. At December 31, 2001 construction loans totaled $24.5 million representing 8.1% of the total loan portfolio. This compares to $23.3 million representing 15.8% of the loan portfolio at December 31, 2000.

     The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31 for the past three years, including data regarding the portion of the Bank's loans that bear fixed and adjustable interest rates, respectively. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

                                                                       At December 31,
                                   2001                 2000                 1999                 1998                 1997
                             Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
Real Estate Loans:
  One-to-four family *      $126,484    42.08%   $ 54,477    36.94%   $ 55,716    32.89%   $ 51,224    44.25%   $ 51,235    48.69%
  Construction loans          24,501     8.15%     23,328    15.82%     23,528    13.89%     15,981    13.80%     11,457    10.89%
  Five or more family
    residence                  2,201     0.73%      2,552     1.73%      2,712     1.60%      3,356     2.90%      3,075     2.92%
  Nonresidential              58,601    19.49%     28,805    19.53%     27,117    16.01%     22,575    19.50%     20,914    19.88%

Commercial loans              23,908     7.95%     13,902     9.43%     10,682     6.31%     13,216    11.42%      9,117     8.66%
SBA loans                      9,934     3.30%     11,029     7.48%      6,682     3.94%      8,251     7.13%      8,225     7.82%
Student loans                 33,800    11.24%     11,288     7.65%     40,509    23.91%          -     0.00%          -     0.00%
Consumer loans                21,174     7.04%      2,099     1.42%      2,468     1.46%      1,168     1.01%      1,201     1.14%
    Total loans(2)          $300,603   100.00%   $147,480   100.00%   $169,414   100.00%   $115,771   100.00%   $105,224   100.00%

Less:
  Unearned fees and
    discounts               $    552             $    275             $    404             $    431             $    478
  Undisbursed loan proceeds        -                    -                    8                    7                  138
  Allowance for loan losses    2,871                1,349                1,231                1,031                  965
  Net Loans                 $297,180             $145,856             $167,787             $114,302             $103,643

Total loans with:
  Fixed rates               $226,697    75.41%   $ 98,620    66.87%   $104,185    61.50%   $ 89,911    77.66%   $ 79,628    75.67%
  Adjustable rate             73,906    24.59%     48,860    33.13%     65,229    38.50%     25,860    22.34%     25,596    24.33%
    Total loans              300,603   100.00%    147,480   100.00%    169,414   100.00%    115,771   100.00%    105,224   100.00%

* Does not include loans held for sale

Loan Maturities

     The following table sets forth the maturity or period of re-pricing of the Bank's loan portfolio at December 31, 2001. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due (in thousands).

                                             Amounts At December 31, 2001
                                     Multi-Family                   Consumer
                           One to         and                          and
                            Four      Commercial                   Commercial
                           Family     Real Estate   Construction    Business    Total Loans
Amounts due:
Non-accrual               $  1,512      $ 1,433       $ 1,041        $   144      $  4,130

Within one year              9,742       18,251        18,528         37,187        83,708

After one year:
  1-3 years                  3,906        6,196         4,712         14,689        29,503
  3 to 5 years               9,058       22,804           220         23,593        55,675
  5 to 15 years             47,401        9,947             -          9,710        67,058
  Over 15 years             54,865        2,171             -          3,493        60,529

Total due after one year   115,230       41,118         4,932         51,485       212,765

Total amounts due         $126,484      $60,802       $24,501        $88,816      $300,603

Delinquent Loans

     When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the 15th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 60 days, the loan and payment history is carefully reviewed, additional notices are sent to the borrower and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

Non-Performing Assets

     In 2001, the Bank's level of non-performing assets increased $537,000 or 12.97% to $4.7 million compared to an increase of $1.4 million or 33.36% to $4.1 million at December 31, 2000 from $3.1 million at December 31, 1999. The increase in 2001 was primarily due to a new risk rating system implemented in September of 2001 that caused new items to be classified as non-accrual.

     As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is backed out of interest income. There are occasional exceptions if the loans are well secured and in the process of collection. The Bank did not have any material restructured loans within the meaning of SFAS No. 15 in 2001.

     The following table sets forth information regarding loans
90 or more days delinquent and still accruing interest, non-accrual loans, and real estate owned held by the Bank at the dates indicated (dollars in thousands):

                                                                  At December 31,
                                                   2001      2000      1999      1998      1997
Loans past due 90 days or more as to interest
  or principal and accruing interest              $    -    $    -    $  180    $    -    $  232
Nonaccrual loss                                    4,130     3,095     1,882     2,367     2,737
Loans restructured to provide a reduction
  or deferral of interest or principal                 -         -         -         -         -
Total nonperforming loans                          4,130     3,095     2,062     2,367     2,969
Real estate owned (REO)                              548     1,046     1,047     1,277     2,249
  Total nonperforming assets                      $4,678    $4,141    $3,109    $3,644    $5,218

Nonperforming loans to total loans                  1.30%     1.98%     1.16%     1.83%     2.53%
Nonperforming assets to total assets                1.00%     1.63%     1.11%     1.60%     2.68%
Allowance for loan losses to total loans            0.91%     0.86%     0.69%     0.80%     0.82%
Allowance for loan losses to nonperforming
  loans                                            69.52%    43.59%    59.82%    43.56%    32.50%
Allowance for loan losses to nonperforming
  assets                                           61.37%    32.58%    39.65%    28.29%    18.49%
Net charge-offs as a percentage of total loans      0.25%     0.00%     0.00%     0.21%     0.42%

Other real estate owned

     Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned ("REO") until it is sold. The REO is initially recorded at the lower of the related loan balance or fair value of the property at the date acquired. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. The Bank had $548,000 and $1.0 million of property acquired as a result of foreclosure at December 31, 2001 and 2000.

Classified Assets

     As part of the Bank's loan review procedures which ultimately results in the establishment of the Bank's allowance for loan losses, the Bank identifies and classifies its problem assets into three classifications: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. The Bank charges-off that portion of an asset as soon as it is classified as a loss. Exclusive of the Bank's $548,000 of REO, the Bank's classified assets at December 31, 2001 consisted of $3.5 million of loans classified as substandard, compared to $1.0 million classified as substandard at December 31, 2000. This increase was due to the implementation of the previously discussed new risk-rating system.

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

     The following table summarizes the changes in the Bank's allowance for loan losses for each of the past three years
(dollars in thousands):

                                                        Year-Ended December 31,
                                             2001      2000      1999      1998      1997
Balance at beginning of year                $1,349    $1,231    $1,031    $  965    $1,400
Acquisition of Jade's allowance for
  loan losses                                1,874         -         -         -         -
Charge-offs:
  Real Estate:  One-to four-family             262         -         -       270       495
  Consumer                                     526
Total charge-offs                              788         -         -       270       495
Total recoveries                               166        18         -        53         -
  Net charge-offs (recoveries)                 622        18         -       217       495
Provision charged to operations                270       100       200       283        60
Allowance, end of period                    $2,871    $1,349    $1,231    $1,031    $  965

Allowance for loan losses to total loans      0.91%     0.86%     0.69%     0.80%     0.82%

Allowance for loan losses to nonaccrual
  loans                                      69.52%    43.59%    59.82%    43.56%    35.26%

Net charge-offs as a percentage of total
  loans                                       0.25%     0.00%     0.00%     0.21%     0.42%

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

     The Bank's deposits are obtained primarily from residents in its primary market area. The principal methods used by the Bank to attract deposit accounts include offering a wide variety of services and accounts, no service charges for maintaining minimum balance accounts, competitive interest rates and convenient office hours. The Bank operates in a highly competitive banking environment competing against large regional banks as well as other community banks. The Bank relies upon certificates of deposit as its primary funding source, but it has instituted a program that emphasizes the gathering of more stable, core deposits through traditional marketing methods to attract new customers and savings deposits.

     The following tables present the average balances and rates paid on deposits for each of the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):

                                                  Year Ended December 31,
                                      2001                 2000                 1999
                                Average   Average    Average   Average    Average   Average
                                Balance     Rate     Balance     Rate     Balance     Rate
Demand deposits*               $ 21,775             $ 15,912             $ 18,911
Now checking accounts            14,046    1.25%      15,150    2.09%       8,924    3.47%
Money market accounts            21,820    2.24%      10,373    4.10%      15,761    3.68%
Savings accounts                 71,304    2.08%      28,866    2.95%      29,686    2.90%
Certificates of deposit         225,286    5.02%     114,812    5.62%     118,623    5.49%
    Total deposits             $354,231             $185,113             $191,905

     As of December 31, 2001, the Bank had total certificates of deposit of approximately $230.2 million. The following table summarizes the composition of these deposits (dollars in thousands):

                                            Amount    Percentage
Certificates of deposit in
  excess of $100,000                       $ 45,597       20%
Individual retirement accounts               28,260       12%
Other certificates of deposit               156,357       68%
                                           $230,214      100%

     The Bank's certificates of deposit in excess of $100,000, which totaled $45.6 million at December 31, 2001, mature as follows: $10.5 million within three months, $23.7 million between three and twelve months; and $11.4 million after twelve months.

     The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

Borrowings

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $1.1 million investment in the stock of the FHLB at December 31, 2001, which was in compliance with this requirement. At December 31, 2001, the Bank had no outstanding borrowings from the FHLB of Pittsburgh.

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

Recently Issued Accounting Standards

     On July 20, 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets" were issued.

     SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. PSB has elected to adopt the provisions of SFAS 142 as of January 1, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be Disposed of by sale. However, SFAS 144 makes changes to the scope and certain measurement requirements of existing accounting guidance. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Bank.

     On July 6, 2001, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 provides guidance on the development, documentation, and application of a systematic methodology for determining the allowance for loan loses in accordance with US GAAP and was effective upon issuance. The adoption of SAB No. 102 did not have a material impact on the Bank's financial position or results of operations.

Item 7A Quantitative and Qualitative Disclosures about Market
        Risk

     For information regarding the market risk of PSB's financial instruments, see "Interest Rate Sensitivity" in the MD&A. PSB's principal market risk exposure is to interest rate changes.

Item 8  Financial Statements

     The audited financial statement of PSB Bancorp, Inc. as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000, and 1999, including the report of Grant Thorton, LLP as of December 31, 2001 and for the year ended December 31, 2001 and the report of PSB's former auditors as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999, which are included as Exhibit 99 to this Annual Report on Form 10-K, are incorporated herein by reference.

Item 9  Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure

     On October 23, 2001, PSB terminated the engagement of
Stockton Bates, LLP ("SB") as PSB's independent auditors, effective immediately as of that date. This change in accountants was approved and ratified by PSB's Board of Directors.

     SB's report on PSB's consolidated financial statement for the past two years did not contain any adverse opinion, disclaimer of opinion and was not qualified or modified as to any uncertainty of the audit's scope or accounting principles.

     There were no disagreements between PSB and SB for PSB's two most recent fiscal years or for the subsequent interim periods ending March 31, 2001 and June 30, 2001, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to such accountant's satisfaction, would have caused such accountant to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements of PSB.

                            PART III

Item 10  Directors, Executive Officers, Promoters and Control
         Person; Compliance with Section 16 (a)

         The following table sets forth information, as of December 31, 2001, with respect to the current directors of PSB.

                               Year
                               First
                              Elected   Principal Occupation
Name/Position        Age      Director  During Past Five Years

Class I directors (Term expiring 2002)

Anthony DiSandro,     54        1997    President of PSB
Director, President                     PSB Bancorp, Inc.
and Chief Operating
Officer

Rosanne Pauciello,    57        1997    Corporate Secretary of
Director and                            PSB Bancorp, Inc;
Corporate Secretary                     Philadelphia School
                                        District Home and
                                        School Visitor.

John J. O'Connell     66        2001    Vice President,
Director                                Marketing for PSB
Vice President of                       Bancorp, Inc.; Formerly
Marketing                               Chairman and Chief
                                        Executive Officer of
                                        Jade Financial Corp.(1)

Class II directors (Term expiring 2003)

James W. Eastwood,    56        1997    President of Granary
Director                                Associates, Inc.
                                        (project management
                                        and consulting firm)

Stephen Marcus        69        2000    Chairman, Emerging
Director                                Growth Equities, Inc. (a
                                        venture capital and
                                        private investment
                                        fund); Founder, CEO of
                                        MARS Graphic Services,
                                        Inc.

Mario L. Incollingo   63        2001    Chief Operating Officer,
Chief Operating Officer,                First Penn Bank; Former
Director                                President of Jade
                                        Financial Corp. (1)

Class III directors (Term expiring 2004)

Vincent J. Fumo,      58       1997     Chairman and Chief
Chairman and Chief                      Executive Officer of
Executive Officer                       PSB Bancorp, Inc. and
                                        Pennsylvania State
                                        Senator.

Thomas J. Finley,     81       1997     Retired.
Jr., Director
_____________________________

(1) Jade Financial Corp. was acquired by PSB on June 30, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based upon a review of the information provided to PSB for the twelve month period ended December 31, 2001, no director, officer, or beneficial owner of more than ten percent of Common
Stock has failed to file a required Form 3, 4, or 5.

Item 11  Executive Compensation

     The following table sets forth for the years ended
December 31, 2001, 2000 and 1999 certain information as to the total remuneration paid by the Bank to executive officers who received salary and bonuses in excess of $100,000 during such fiscal year.

                                                   Annual Compensation                   Long Term Compensation
                                           -----------------------------------   --------------------------------------
                                                                      Other                                     All
                                                                     Annual                    Security        Other
                                  Fiscal                          Compensation   Restricted   Underlying   Compensation
Name and Principal Position        Year    Salary(1)    Bonuses        (2)        Stock(3)      Option          (4)
---------------------------       ------   ---------   --------   ------------   ----------   ----------   ------------
Vincent J. Fumo                    2001     $182,570   $175,000     $ 9,594              0            0       $29,600
Chairman and Chief                 2000     $167,475   $175,000     $15,557              0            0       $24,000
Executive Officer                  1999     $159,500   $150,000     $15,557       $161,250       75,000       $22,050

Anthony DiSandro                   2001     $197,594   $175,000     $16,479              0            0       $37,600
President and Chief Operating      2000     $187,110   $175,000     $17,126              0            0       $33,200
Officer                            1999     $178,200   $150,000     $14,476       $161,250       75,000       $28,350

Gary Polimeno                      2001     $111,352   $ 45,000     $     0              0            0        $8,100
Treasurer                          2000     $108,701   $ 35,000     $     0              0            0        $8,400
                                   1999     $106,050   $ 35,000     $     0              0            0        $8,400

John J. O'Connell                  2001     $173,038   $ 50,000     $24,180              0            0       $20,765
Vice President, Marketing          2000*
                                   1999*

Mario L. Incollingo                2001     $168,746   $ 50,000     $ 1,226              0            0        $4,650
Chief Operating Officer            2000*
                                   1999*

*Mr. O'Connell and Mr. Incollingo were not officers of PSB or the Bank during the years ended December 31, 2000 and December
31, 1999.

(1) Includes the portion of salary deferred by the executive pursuant to the 401(k) Plan.

(2) Consists of lease payments paid by the Bank with respect to a vehicle provided by the Bank for the executive's use.

(3) Mr. Fumo, Mr. DiSandro and Mr. Polimeno hold 56,137 shares, 56,136 shares and 2,750 shares of restricted stock, respectively, which as of December 31, 2001, had a fair market value of $342,436, $342,430 and $16,775. Of such shares, 26,137, 26,136, and 2,750 shares of each of Messrs. Fumo, DiSandro, Polimeno wer awarded in 1996, 30,000 and 30,000 shares of Messrs. Fumo and DiSandro, respectively, were awarded on October 31, 1999. All shares awarded vest over a five (5) year period at a rate of 20% per year and no dividends have been paid on the restricted stock.

(4) Includes directors fees of $16,400 and $24,400 paid to Mr. Fumo and Mr., DiSandro, respectively, for the year ended December 31, 2001, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and
     Mr. Polimeno of $8,100, $8,100 and $8,100, respectively, for the year ended December 31, 2001. Includes directors' fees of $15,600 and $24,800 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 2000, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and Mr. Polimeno of $8,400, $8,400, and $8,400, respectively, for the year ended December 31, 2000. Includes directors fees of $13,650 and $19,950 paid to Mr. Fumo and Mr. DiSandro, respectively, for the year ended December 31, 1999, and directors fees paid by the Bank's subsidiaries to Mr. Fumo, Mr. DiSandro and
     Mr. Polimeno of $8,400, $8,400 and $8,400, respectively, for the year ended December 31, 1999.

     The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options held by the named executive officers at December 31, 2001. Also included in the table are the values for "in-the-money" options that represent the positive difference between the exercise price of any such options and closing sale price of the common stock at December 31, 2001.

FISCAL YEAR-END OPTION/SAR VALUES

                      Number of Securities           Value of Unexercised
                     Unexercised Options/SARs       In-the-Money Option/SARs
                      at Fiscal Year End (#)         at Fiscal Year End ($)
Name                 Exercisable/Unexercisable    Exercisable/Unexercisable*
Vincent J. Fumo             123,220/0                    $121,290/0
Anthony DiSandro            123,219/0                    $121,289/0
Gary Polimeno                 6,786/0                    $ 11,002/0

* Based on the market value of the underlying stock at the fiscal year end, minus the exercise price. The market price on December 31, 2001 was $6.10.

     Employment Agreements. PSB and the Bank have entered into employment agreements (the "Employment Agreements") with Vincent J. Fumo, Chairman and Chief Executive Officer of PSB, Anthony DiSandro, President of PSB and the Bank, John J. O'Connell, Vice President of Marketing, and Mario Incollingo, Chief Operating Officer of the Bank. Under the terms of his Employment Agreement for 2002, Mr. Fumo serves as Chairman and Chief Executive Officer of PSB and the Bank at a base salary of $223,000. Under the terms of their Employment Agreements for 2002, Mr. DiSandro serves as President of PSB and the Bank at a base salary of $247,000. Mr. O'Connell serves as the Vice President of Marketing of PSB at a base salary of $176,000. Mario L. Incollingo serves as the Chief Operating Officer of the Bank at a base salary of $170,000. Each Employment Agreement provides for an initial term of three years, which will thereafter be automatically renewed for an additional year on each anniversary date unless terminated pursuant to its terms by the respective parties.

     Each Employment Agreement provides for the payment of certain severance benefits in the event of the executive's resignation for specified reasons or as a result of his termination by PSB or the Bank without "Cause" (as defined in each Employment Agreement). The executive would be entitled to severance payments if: (1) he terminates employment following any breach of the Employment Agreement by the Bank or PSB, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of the executive's principal place of employment by more than 30 miles, or (2) if the Bank or PSB terminates his employment, other than for Cause.

     If the executive becomes entitled to receive severance payments under his Employment Agreement, he would receive, over a period of 36 months, a cash payment equal to three times his average annual compensation during the five-year period preceding termination of employment. Payments would be made in equal monthly installments. In addition to the severance payments, the executive would be entitled to continue to receive life, medical, dental and other insurance coverages (or a dollar amount equal to the cost of obtaining each such coverage) for a period of up to 36 months from the date of termination.
Payments under the Employment Agreements are limited, however, to the extent (i) that they will constitute excess parachute payments under Section 280G of the Internal Revenue Code of 1986, as amended ("Code"), or (ii) not permitted under the Federal Deposit Insurance Act.

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

     During the course of 2001, the Committee took into account a variety of objective and subjective criteria in evaluating the performance of the executive management of PSB. The Committee assessed in detail the various challenges facing PSB and the significant competitive pressures within PSB's market area.

     In the course of this assessment of competitive salary ranges among other similarly situated companies, it was noted that competitive executive compensation packages vary in relationship to these various subjective and objective factors. A variety of resources were utilized that provided peer data regarding executive compensation and financial performance of PSB, that included but was not limited to the "SNL Executive Compensation Review 2001" for both commercial banks and thrifts, an assessment that reviews executive compensation and company performance for publicly traded banks and thrifts. Comparisons were made with institutions located within Southeastern Pennsylvania, the Middle Atlantic trading area, and relative to national averages. The peer groups considered in these analyses are not necessarily comprised of the same institutions used in the peer group for the stock performance graph.

     In determining executive compensation for 2001, the Committee established certain specific objectives for executive management, which included the execution of the strategic business plan and identifying and completing acquisition opportunities.

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

     Mr. Vincent J. Fumo was the Chairman and Chief Executive Officer and Mr. Anthony DiSandro was the President and Chief Operating Officer of PSB for 2001. Messrs. Fumo's and DiSandro's salaries and bonuses for 2001 were determined by the Committee after review of the recent compensation practices of similarly sized institutions.

     Compensation Committee Interlocks and Insider Participation

     The following individuals are members of the compensation committee of the board of directors:

          James W. Eastwood, Chairman of Compensation Committee and Director of PSB

          Anthony DiSandro, President and Director of PSB

          Thomas J. Finley, Jr., Director of PSB

          Rosanne Pauciello, Secretary and Director of PSB

          Stephen Marcus, Director of PSB

Stock Performance Graph.

     The following graph shows a comparison of total shareholder return on the common stock, based on the market price of the common stock, with the cumulative total return of companies on The Nasdaq Stock Market (U.S.) Index and The Nasdaq Banking Index (U.S.) for the period beginning on December 31, 1997, through December 31, 2001.

                           [GRAPHIC]

     In the printed version of the document, a line graph appears that depicts the following plot points:

     Comparison of Cumulative Total Returns for PSB Bancorp,
Inc., The Nasdaq Stock Market (U.S.) Index and The Nasdaq
Banking Index.

                           SUMMARY

COMPANY/INDEX/MARKET                     12/31/97   12/31/98    12/31/99   12/31/00   12/31/01
<s>                                      <c>        <c>         <c>        <c>        <t>
The Nasdaq Banking Index
  (Industry Index)                        100.00      89.94       84.70      99.27    113.09
PSB Bancorp, Inc                          100.00      77.93       43.32      40.15     60.10
The Nasdaq Stock Market (U S ) Index
  (Broad Market)                          100.00     140.10      260.51     158.57    127.87

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

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 2000, expressed in the form of a single life annuity for the final average salary and benefit service classifications specified below.

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

     As of December 31, 2001, Mr. Fumo, Mr. DiSandro, and
Mr. Polimeno had 26, 24 and 26 years of credited service (i.e.
benefit service), respectively.

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

     Under the 401(k) Plan, participants are permitted to make pre-tax salary reduction contributions to the plan equal to a percentage of up to 15% of compensation. Additional after-tax contributions of up to 10% of compensation may be made to the Plan. For these purposes, "compensation" includes total compensation (including salary reduction contributions made under the 401(k) Plan sponsored by the Bank), but does not include compensation in excess of the Code Section 401(a)(17) limits (presently $170,000). The Bank may also annually make a discretionary profit sharing contribution to the 401(k) Plan. A participant must complete 1,000 hours of service during the plan year and be employed on the last day of the plan year to receive an allocation of the profit sharing contribution. For the 2001, 2000, 1999, 1998, and 1997 plan years, the Bank made no profit sharing contributions.

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

      First Penn Bank Profit Sharing Plan. The Bank also maintains the First Penn Bank Profit Sharing Plan, which is a qualified plan pursuant to Section 401(a) of the Code. Employees who have completed at least two years of service during which they have worked 1,000 hours or more and who have attained age 21 are eligible to participate in the Profit Sharing Plan. Pursuant to the Profit Sharing Plan the Bank, in its discretion, makes contributions to the accounts of eligible employees. Employee contributions are neither permitted nor required. Benefits under the Profit Sharing Plan become 100% vested upon entry to the Plan. For the 2001, 2000, 1999, 1998, and 1997 plan years, the Bank made profit sharing contributions of $44,516, $0, $0, $0, and $0 respectively

     Employee Stock Ownership Plan. In 1995, the savings bank ESOP acquired 42,780 shares of the savings bank common stock with the proceeds of a $427,800 loan from an unaffiliated financial institution ("1995 Loan"). Due to the conversion and reorganization from a mutual holding company to a stock holding company structure, the savings bank common stock held by the ESOP was converted into 110,046 shares of PSB Bancorp, Inc. common stock.

     In connection with the conversion and reorganization, the ESOP borrowed $1,288,540 from PSB to purchase an additional 128,854 shares of PSB Bancorp, Inc. common stock. PSB also lent sufficient funds to the ESOP to enable the ESOP to repay the 1995 Loan which had an outstanding principal balance of $234,000 at December 31, 1998. The loan by PSB to the ESOP will be repaid principally from the Bank's contributions to the ESOP and dividends payable on Common Stock held by the ESOP over the anticipated 10-year term of the loan. The interest rate for the ESOP loan is 8.5%. On July 1, 2001, the IGA Federal Employee Stock Ownership Plan was merged into the ESOP. The merger of the plans resulted in an additional 375,717 shares of Common Stock being added to the ESOP holdings.

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

     Under the 1995 Stock Option Plan, grants of 42,683, 42,683 and 6,876 were made to Messrs. Fumo, DiSandro and Polimeno.
There was no exercise of options under the 1995 Stock Option
Plan at and for the fiscal year ended December 31, 2001.

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

     Under this plan, option grants have been made to Messrs.
Fumo and DiSandro for 80,537 and 80,536 shares, respectively.
There has been no exercise of options granted under this plan for the year ended December 31, 2001.

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

     1999 Director Stock Option Plan. The 1999 Director Stock Option Plan (the "1999 Plan") was adopted by the Board of Directors to provide an incentive program to attract and retain qualified individuals as directors on both the boards of PSB and the Bank. Grants under the 1999 Plan can only be made to non-employee directors of PSB or the Bank and are limited to grants totaling 24,999 options. Under the 1999 Plan, individual option grants of 2,857 shares per director have been made to Mr. Eastwood, Mr. Finley, Mr. Marcus, Mr. Tumini, Mr. Kenney, Mr. Palermo, and Mr. DeRita. A grant of 4,999 options has been made to Ms. Pauciello.

     2001 PSB Bancorp Stock Incentive Plan. The 2001 Plan authorizes the Board of Directors of PSB the right to grant stock options or restricted stock of up to 1,375,000 shares of Common Stock. Aggregate grants of restricted stock are limited to a maximum of 350,000 shares. Under the 2001 Plan, incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) nonqualified stock options and restricted stock may be granted to directors, officers and employees providing services to PSB and its affiliates. Grants must be approved by a majority of the Board present at a meeting.

     There have been no grants made under the 2001 PSB Bancorp
Stock Incentive Plan.

Item 12  Security Ownership of Certain Beneficial Owners and
         Management

     The following table sets forth certain information furnished to the Bank as of December 31, 2001, with respect to the beneficial ownership of Common Stock by (i) each shareholder known to PSB to be the beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock; (ii) each director of PSB; (iii) the executive officer named in the Summary Compensation Table on page 13 herein, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named have sole voting and investment power with respect to all shares of Common Stock of which they are the respective beneficial owners.

                                    Amount and      Percent of
                                    Nature of       Outstanding
                                    Beneficial      Shares of
Name of Beneficial Owner            Ownership       Common Stock

5% Shareholders

First Penn Bank                      613,057            13.51%
Employee Stock Ownership Plan
11 Penn Center, Suite 2601
1835 Market Street
Philadelphia, PA  19103

Investors of America, LP             230,003             5.07%
135 North Meramec
Clayton, Missouri 63105

Directors

Anthony DiSandro                     285,273(1)         6.12%

James W. Eastwood                     33,805(3)             *

Thomas J. Finley, Jr.                 21,372(3)             *

Vincent J. Fumo                      434,717(2)         9.46%

Stephen Marcus                        69,657(3)         9.33%

Rosanne Pauciello                     15,902(3)             *

John J. O'Connell                     31,000                *

Mario J. Incollingo                   26,300                *

Named Executive Officers

Gary Polimeno                         42,477                *

All executive officers and
directors as a group (9 persons)     960,505           20.00%
______________

*    Ownership percentage is less than 1%.

(1) Amount includes 50,510 shares held indirectly through the 401(k) Plan, 25,723 shares held through the Profit Sharing Plan, 26,135 shares held by the 1995 Management Recognition Plan and 30,000 shares held by the 1998 Management Recognition Plan that have been awarded to Mr. DiSandro, 13,960 shares held in the ESOP, 15,726 shares held by Mr. DiSandro directly and 123,219 shares subject to immediately exercisable options. Mr. DiSandro is a trustee of the First Penn Bank ESOP and as such votes 613,057 shares of the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on any and all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

(2) Amount includes 46,302 shares held through the 401(k) Plan, 13,504 shares held through the Profit Sharing Plan, 181,225 shares held by Mr. Fumo directly, 26,138 shares held by the 1995 MRP and 30,000 shares held by the 1998 Management Recognition Plan that have been awarded to Mr. Fumo, 13,578 shares held in the ESOP, 750 shares held on behalf of the daughter of Vincent Fumo and 123,220 shares subject to immediately exercisable options. Mr. Fumo is a trustee of the First Penn Bank ESOP and as such votes 613,057 shares of the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on any and all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

(3) James W. Eastwood, Thomas J. Finley, Jr., Stephen Marcus and Rosanne Pauciello hold immediately exercisable options granted pursuant to the 1998 Director Stock Option Plan to acquire 2,857, 2,857, 2,857 and 4,999 shares, respectively,

Item 13  Certain Relationships and Related Transactions

     Certain directors and executive officers of PSB, and associates of such persons (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with PSB and its subsidiaries in the ordinary course of business during 2001. All loans made to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risks of collectibility or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

     The consolidated financial statements listed below are from
Exhibit 99 to the Registrant's 2001 Form 10-K.

     PSB Bancorp, Inc. and Subsidiaries
       Consolidated Balance Sheet
       Consolidated Statement of Income
       Consolidated Statement of Cash Flow
       Notes to Consolidated Statements
       Reports of Independent Public Accountants

     The following reports on Form 8-K were filed in the last quarter of 2001:

       Form 8-K filed October 29, 2001/Change in Registrant's
Certifying Accountant.

     (a) Exhibits: The exhibits listed below are filed herewith or incorporated by reference to other filings.

          Exhibit No.     Document

              2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia. (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)

              2.2 Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp.
                          (incorporated herein by reference to
                          Registration Statement of PSB Bancorp,
                          Inc. filed on January 16, 2001.)

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

             10.9* First Penn Bank's Stock Option Plan (incorporated herein by reference to
                          Exhibit 10.9 of the S-4 Registration
                          Statement of PSB Bancorp, Inc. filed
                          June 25, 1999).

             10.10*       First Penn Bank's Management
                          Recognition Plan (incorporated herein
                          by reference to Exhibit 10.10 of the
                          S-4 Registration Statement of PSB
                          Bancorp, Inc. filed June 25, 1999).

             10.11*       Employment Agreement for John J
                          O'Connell. (filed herewith)

             10.12*       Employment Agreement for Mario L.
                          Incollingo (filed herewith)

             10.13*       PSB Bancorp, Inc. 2001 Stock
                          Incentive Plan (filed herewith)

             21           Schedule of Subsidiaries (filed
                          herewith)

             99           Financial Statements (filed herewith)

____________

* Denotes a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

     Form 8-K filed October 29, 2001/Change in Registrant's
Certifying Accountant.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 1, 2002                 PSB BANCORP, INC.


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

Signature                  Title                  Date

/s/ Vincent J. Fumo        Chairman and Chief     April 1, 2002
Vincent J. Fumo            Executive Officer,
                           Director

/s/ Anthony DiSandro       President,             April 1, 2002
Anthony DiSandro           Director

/s/ Gary Polimeno          Vice President and     April 1, 2002
Gary Polimeno              Treasurer (Principal
                           Accounting and
                           Financial Officer)

/s/ James W. Eastwood      Director               April 1, 2002
James W. Eastwood

/s/ Thomas J. Finley, Jr.  Director               April 1, 2002
Thomas J. Finley, Jr.

/s/ Rosanne Pauciello      Corporate Secretary    April 1, 2002
Rosanne Pauciello          and Director

/s/ Stephen Marcus         Director               April 1, 2002
Stephen Marcus

/s/ John J. O'Connell      Director               April 1, 2002
John J. O'Connell

/s/ Mario L. Incollingo    Director               April 1, 2002
Mario L. Incollingo



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

    10.9*        First Penn Bank's Stock Option Plan
                 (incorporated herein by reference to
                 Exhibit 10.9 of the S-4 Registration
                 Statement of PSB Bancorp, Inc. filed
                 June 25, 1999).

    10.10*       First Penn Bank's Management
                 Recognition Plan (incorporated herein
                 by reference to Exhibit 10.10 of the
                 S-4 Registration Statement of PSB
                 Bancorp, Inc. filed June 25, 1999).

    10.11*       Employment Agreement for John J
                 O'Connell. (filed herewith)

    10.12*       Employment Agreement for Mario L.
                 Incollingo (filed herewith)

    10.13*       PSB Bancorp, Inc. 2001 Stock
                 Incentive Plan (filed herewith)

    21           Schedule of Subsidiaries (filed herewith).

    99           Financial Statements (filed herewith).
____________

* Denotes a management contract or compensatory plan or arrangement.