Form 10-Q
period 2002-03-31
PSB BANCORP INC
filed 2002-05-15
CIK 1047537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, (no par value per share).

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes (X)     No ( )

Number of shares outstanding as of May 14, 2002

     Common Stock (no par value)                        4,534,611
     ---------------------------                   --------------------
         (Title of Class)                          (Outstanding Shares)

                         PSB Bancorp, Inc.
                            FORM 10-Q

               For the Quarter Ended March 31, 2002

                         Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of March 31, 2002 (Unaudited) and
         December 31, 2001                                                    1

         Consolidated Statements of Income (Unaudited)
         for the Three Month Periods Ended March 31, 2002
         and 2001                                                             3

         Consolidated Statements of Cash Flows (Unaudited)
         for the Three Month Periods Ended March 31, 2002
         and 2001                                                             5

         Consolidated Statements of Comprehensive Income
         (Unaudited) for the Three Month Periods Ended
         March 31, 2002 and 2001                                              6

         Notes to Consolidated Financial Statements                           7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

PART II. Other Information                                                   19

         Exhibits and Reports on Form 8-K

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                PSB BANCORP, INC
                        STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                    March 31,    December  31,
                                                      2002            2001
                                                  -----------    -------------
                                                  (unaudited)      (audited)
ASSETS
  Cash and due from banks                           $  3,717        $  3,825
  Interest earning deposits with banks                29,484           3,293
  Federal funds sold                                  42,461          47,638

          Total cash and cash equivalents             75,662          54,756

  Loans held for sale                                 13,541          17,142
  Investment securities available-for-
    sale, at fair value                               66,855          69,934
  Investment securities held-to-maturity
    (fair value of $7,066 and $2,346)                  7,067           2,310
  Federal Home Loan Bank stock - at cost               1,093           1,093
  Federal Reserve Bank stock - at cost                   320             320
  Loans                                              302,298         300,051
  Less allowance for possible loan losses             (2,952)         (2,871)

          Net loans                                  299,346         297,180

  Accrued interest receivable                          1,961           1,884
  Premises and equipment, net                          2,406           2,508
  Bank owned life insurance (BOLI)                    11,303          11,161
  Other assets                                         5,364           9,356
                                                    --------        --------
     TOTAL ASSETS                                   $484,918        $467,644
                                                    ========        ========

LIABILITIES
  Deposits
    Non-interest bearing                            $ 36,133        $ 25,983
    Interest bearing                                 387,630         378,577
                                                    --------        --------
  Total deposits                                     423,763         404,560

  Securities sold under agreements to repurchase      13,306          13,298
  Advances from borrowers for taxes and insurance      2,588           3,111
  Accrued interest payable                                67              42
  Goodwill, net                                            0           1,679
  Other liabilities                                    2,050           3,539
                                                    --------        --------
     Total liabilities                               441,774         426,229
                                                    --------        --------

SHAREHOLDERS' EQUITY
 Common stock authorized, 15,000,000 shares no par
  value, 4,534,611 shares issued and outstanding
  on March 31, 2002 and December 31, 2001             41,866          40,994
  Retained earnings                                    3,442           1,768
  Accumulated other comprehensive income                  35             167
  Employee stock ownership plan                       (1,821)         (1,136)
  Treasury stock, at cost, 72,325 shares
     on March 31, 2002 and December 31, 2001            (378)           (378)
                                                    --------        --------
     Total shareholders' equity                       43,144          41,415
                                                    --------        --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $484,918        $467,644
                                                    ========        ========

The accompanying notes are an integral part of these financial statements.

                                PSB BANCORP, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               2002        2001
                                                              ------      ------
                                                                 (unaudited)
INTEREST INCOME
  Loans, including fees                                       $6,303      $3,799
  Investment securities                                        1,157       1,081
  Deposits with banks                                            196         209
                                                              ------      ------
    Total interest income                                      7,656       5,089

INTEREST EXPENSE
  Interest on deposits                                         3,383       2,574
  Interest on borrowings                                          81         190
                                                              ------      ------
    Total interest expense                                     3,464       2,764

      Net interest income                                      4,192       2,325

PROVISION FOR LOAN LOSSES                                        304          --
                                                              ------      ------
      Net interest income after provision
        for loan losses                                        3,888       2,325
                                                              ------      ------

NON-INTEREST INCOME                                            1,102         271
                                                              ------      ------
NON-INTEREST EXPENSES
  Salaries and employee benefits                               2,183         979
  Occupancy and equipment                                        397         314
  Other operating                                              1,739         675
                                                              ------      ------
    Total non-interest expenses                                4,319       1,968
                                                              ------      ------

    Income before income taxes                                   671         628
      and extraordinary gain

INCOME TAXES                                                     326          75

    Income before extraordinary gain                             345         553

EXTRAORDINARY GAIN                                             1,329           0
                                                              ------      ------
NET INCOME                                                    $1,674      $  553
                                                              ======      ======

  Net income per common share

    Basic:

      Income before extraordinary gain                        $  .08      $  .14
 Extraordinary gain                                              .32           -
                                                              ------      ------
 Net income                                                   $  .40      $  .14
                                                              ======      ======
    Diluted:

      Income before extraordinary gain                        $  .08      $  .14
      Extraordinary gain                                         .31           -
                                                              ------      ------
      Net income                                              $  .39      $  .14
                                                              ======      ======

The accompanying notes are an integral part of these financial statements.

                                PSB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                        2002        2001
                                                                     --------    --------
                                                                          (Unaudited)
CASH FLOWS BY OPERATING ACTIVITIES:
  Net income                                                         $  1,674    $    553
                                                                     --------    --------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Amortization of premium/discount on mortgage-backed
        securities                                                         49         170
    (Write-up) write-down of equity investment                            (12)        102
    Depreciation and amortization                                         143          89
    Extraordinary gain- goodwill                                       (1,329)          0
    Write-down of real estate owned                                         0           3
    Proceeds from sale of loans                                        31,206           0
    Originations of loans held for sale                               (27,605)       (424)
    Provisions for possible loan losses                                   304           0
    Deferred taxes                                                       (326)        264
    Compensation expense-Employee Stock Ownership Plan                    186          21
    Change in assets and liabilities:
      (Increase) decrease in accrued interest receivable                  (77)        (40)
      (Increase) decrease in other assets                               1,652        (299)
       Increase in accrued interest payable                                25           5
      (Decrease) Increase in accrued expenses                          (1,489)        159
                                                                      -------    --------
    Net cash provided by operating activities                           4,401         603
                                                                      -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities, available-for-sale                (5,000)    (10,962)
  Proceeds from maturities and calls of investment securities           5,058       8,822
  Increase in loans, net                                               (2,247)     (6,819)
  Proceeds from sale of real estate                                        48           0
  Capital expenditures                                                    (42)        (66)
                                                                      -------    --------
    Net cash (used in) investing activities                            (2,183)     (9,025)
                                                                      -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                                 19,203       6,632
  Change in advances for borrowers' taxes and insurance                  (523)       (538)
  Change in securities purchased under agreements to resell                 8          74
                                                                      -------    --------
    Net cash provided by financing activities                          18,688       6,168
                                                                      -------    --------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   20,906      (2,254)

  Cash and cash equivalents, beginning of period                       54,756      17,906
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               75,662      15,652
                                                                     ========    ========

                                PSB BANCORP, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                                2002     2001
                                                              -------   ------
                                                                 (Unaudited)

Net income                                                    $1,674    $  553

Other comprehensive income, net of tax:
  Accumulated comprehensive gain (loss),
    investments available for sale                              (132)      512
                                                              ------    ------
Other comprehensive income                                      (132)      512
                                                              ------    ------
Comprehensive income                                          $1,542    $1,065
                                                              ======    ======

                                PSB BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (UNAUDITED)

1.   Basis of Presentation

     This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc.("PSB") and its subsidiaries.

     The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The result of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2002. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

     The financial information in this quarterly report has been prepared in accordance with PSB's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.   Business Combinations

     On July 20, 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets" were issued. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No.
     142. PSB has adopted the provisions of SFAS 142. On January 1, 2002, after the revaluation of certain deferred assets relating to the acquisition of Jade, PSB recognized an extraordinary gain of $1.329 million which represented the remaining unamortized portion of negative goodwill.

     In accordance with APB 16, "Business combinations", the company has a twelve month look back period from the date of acquisition to evaluate the assigned values of all assets acquired from JADE Financial Corp. In connection with APB 16 the company is continuing the evaluation of these assets until June 29, 2002 for any additional adjustments.

     NOTE A - EARNINGS PER SHARE

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computation.

     The computation of earnings for the first quarter of 2002 was $1,674,000 or $0.39 per diluted share, compared to earnings of $553,000, or $0.14 per diluted share for the first quarter of 2001. This represents an increase in net income of 203% and a 171% increase in diluted earnings per share.

                                          Three months ended March 31, 2002
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income before extraordinary
    gain                                 $  345          4,152         $0.08

  Extraordinary gain
                                         $1,329             --         $0.32
                                         ------          -----         -----
  Income available to common
    stockholders                         $1,674          4,152         $0.40

  Effect of dilutive securities
  Stock options                              --             63          (.01)
                                         ------          -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus effect of
    dilutive securities                  $1,674          4,215         $0.39
                                         ======          =====         =====

     The computation of diluted earnings per share for all periods excludes 1,371,200 options issued in connection with the 1999 First Bank acquisition, which have been deemed invalid by management.

     No options were anti-dilutive at March 31, 2002.

                                          Three months ended March 31, 2001
                                      ----------------------------------------
                                                        Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income available to common
    stockholders                         $553            3,966         $0.14
  Effect of dilutive securities
    Stock options                          --                5            --

Diluted earnings per share
  Income available to common
    stockholders plus
    effect of dilutive securities        $553            3,971         $0.14

     At March 31, 2001, there were 166,592 options to purchase shares of common stock with exercise prices ranging from $5.35 to $5.375 per share that were not included in the computation of diluted EPS for the three month period ended March 31, 2001 because the exercise price was greater than the average market price of the common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     PSB Bancorp, Inc. ("PSB") is the bank holding company for First Penn Bank (the "Bank") a state chartered commercial bank. The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on its interest-earning assets, and interest expense on its interest-bearing liabilities. The Bank's interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

Net Income

     The Bank's net income totaled $1.7 million and $553,000 for the three months ended March 31, 2002 and 2001, respectively. Basic and diluted earnings per share for the three months ended March 31, 2002 were $0.40 and $.0.39 respectively, compared to $0.14 and $0.14 per share for the three months ended March 31, 2001, respectively. The Bank's net income for the three-month period ended March 31, 2002 includes a one-time extraordinary gain of $1.3 million related to the recognition of the negative goodwill associated with the acquisition of Jade Financial Corp. ("Jade") in June, 2001.

Net Interest Income and Average Balances

     Net interest income is the key component of the Bank's profitability and is managed in coordination with its interest rate sensitivity position. Net interest income for the first quarter of 2002 was $4.2 million compared to $2.3 million, for the first quarter of 2001, an increase of 82.61%. This increase in net interest income is related to an increase in volume of interest earning assets due to the acquisition of Jade and a 113 basis point increase in the net interest spread primarily due to a 226 basis point decrease in the rate paid on interest-bearing liabilities. The Bank's net interest margin increased by 11 basis points for the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001 due primarily to the previously discussed increase in the interest rate spread.

         Overall, average total interest-earning assets provided a yield of 6.90% for the three months ended March 31, 2002, compared to 8.03% for the same period in 2001. The average yield for the three months ended March 31, 2002 decreased in all asset classes except for investments and mortgage-backed securities and was due primarily to declining interest rates generally. The most significant rate drop was a 220 basis point drop in the yield on interest-earning deposits. Average total loans of $320.9 million for the three months ended March 31, 2002, provided a yield of 7.86% for the period, compared to average total loans of $159.6 million for the three months ended March 31, 2001, which provided a yield of 9.52% for the period. The increase in average total loans was primarily due to the acquisition of the loan portfolio of Jade. The decrease of 166 basis points in the yield on the Bank's loan portfolio had the greatest effect on the 113 basis point decline in the average yield on interest-earning assets.

     Average total interest-bearing liabilities increased from $196.5 million to $411.7 million or 109.52%, for the three months ended March 31, 2002 compared to the corresponding quarter in 2001. The average rate on total interest-bearing liabilities decreased 226 basis points from 5.63% for the three months ended March 31, 2001 to 3.37% for the three months ended March 31, 2002. The change in total interest-bearing liabilities was primarily due to the acquisition of the interest-bearing liabilities of Jade.

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

                                                       Three Months Ended March 31,
                                      -----------------------------------------------------------
                                                  2002                           2001
                                      ----------------------------   ---------------------------
                                       Average              Yield/    Average              Yield/
                                       Balance   Interest    Rate     Balance   Interest    Rate
                                      --------   --------   ------   --------   --------   ------
                                                          (Dollars in thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits           $ 50,583    $  196     1.55%   $ 22,279   $  209      3.75%
  Investment securities                 10,542       180     6.83      26,386      385      5.84
  Mortgage-backed securities            61,899       977     6.31      45,184      696      6.16
  Net loans                            320,903     6,303     7.86     159,607    3,799      9.52
    Total interest-earning assets      443,927    $7,656     6.90%    253,456   $5,089      8.03%
Noninterest-earning assets              32,354                          5,810
    Total assets                      $476,281                       $259,266

LIABILITIES
Interest-bearing liabilities:
  Now checking accounts               $ 11,751    $   48     1.63%   $ 15,622   $   53      1.36%
  Money market accounts                 44,603       322     2.89      10,921      101      3.70
  Savings deposits                     114,837       501     1.75      28,868      205      2.84
  Certificates                         227,174     2,512     4.42     127,591    2,215      6.94
    Total deposits                     398,365     3,383     3.40     183,002    2,574      5.63
  Borrowed money                        13,304        81     2.44      13,458      190      5.65
    Total interest bearing
      liabilities                      411,669     3,464     3.37%    196,460    2,764      5.63%
Non-interest-bearing liabilities        22,333                         26,128
    Total liabilities                  434,002                        222,588
Shareholders' equity                    42,279                         36,678
    Total liabilities and
      shareholders' equity            $476,281                       $259,266
Net interest income                               $4,192                        $2,325
Interest rate spread                                         3.53%                          2.40%
Net yield on interest-earning assets                         3.78%                          3.67%
Ratio of interest-earning assets to
  interest-bearing liabilities                               1.08x                         1.29x

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the Bank's Board of Directors. See "Asset Quality - Allowance for Loan Losses." The Bank had an allowance for loan losses of $3.0 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively. Additionally, the Bank had charge-offs of $252,000 and recoveries of $29,000 against the allowance for loan losses during the three-month period ended March 31, 2002, compared to $0.00 in charge-offs and $0.00 in recoveries for the three month period ended March 31, 2001.

Non-interest Income

     Non-interest income consists of gain on sale of loans, loan fees, service fees, rental income and other miscellaneous income. Non-interest income increased by $831,000, or 306.64%, to $1.1 million for the three months ended March 31, 2002, from $271,000 for the three months ended March 31, 2001. The increase for the three month period ended March 31, 2002 was a result of increases in service fees on deposit accounts, credit card fees, return check fees, and the sale of loans. The acquisition of the fee-bearing deposit accounts of Jade provided a major source of additional non-interest income.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums, marketing, and premises and occupancy costs. Non-interest expense was $4.3 million for the first quarter of 2002 compared to $2.0 million for the first quarter 2001. The increase in non-interest expense is primarily due to additional salary and employee benefits resulting from the consolidation in staffing associated with the acquisition of Jade Financial Corp. Other operating also increased as a direct result of the Bank's marketing strategy to increase the volume of the commercial loan portfolio and the cross-selling of new products.

Provision for Income Taxes

     The income tax provision for the three-month period ended March 31, 2002 was $326,000, compared to $75,000 for the same period in 2001. PSB effective tax rate increased for the first quarter of 2002 compared to the prior period due to the prior utilization of the net operating loss carryforwards available of approximately $1.8 million, from the First Bank of Philadelphia acquisition and subsequently the acquisition of Jade Financial Corp.

     The company still has future loss carryforwards available of $484,650, each year for the next five years.

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

     The Bank's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return. Liquidity is derived from various sources that includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments. The liquidity position of the Bank is also strengthened by a $196.3 million credit facility with the Federal Home Loan Bank ("FHLB"). Advances are secured by all FHLB stock and qualifying mortgage loans. The Bank had no outstanding borrowings from the FHLB as of March 31, 2002.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. The Bank's total cash flow is a product of its operating activities, investing activities and financing activities. During the three months ended March 31, 2002, net cash provided by operating activities was $4.4 million, compared to net cash provided by operating activities of $603,000 for the same period of 2001. During the three months ended March 31, 2002, net cash used in investing activities was $2.2 million, compared to net cash used in investing activities of $9.0 million for the same period of 2001. Financing activities provided net cash of $18.7 million during the three months ended March 31, 2002, compared to $6.2 million in net cash provided by financing activities for the same period of 2001. The net result of these items was a $20.9 million increase in cash and cash equivalents for the three months ended March 31, 2002 compared to cash and cash equivalents at March 31, 2001.

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

Capital Adequacy

     On March 31, 2002, the Bank's regulatory capital dollars and ratios are as follows. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

                                                  At March 31,        At December 31,
                                  Well Cap-          2002                  2001
                                  italized   ---------------------   ---------------------
                                   Ratios       PSB        Bank         PSB        Bank
                                 ---------   ---------   ---------   ---------   ---------
Tier I Capital                               $ 43,076    $ 33,891    $ 41,212    $ 32,574
Tier II Capital                                 2,952       2,952       2,871       2,871
                                             --------    --------    --------    --------
Total Qualifying Capital                     $ 46,028    $ 36,843    $ 44,083    $ 35,445

Risk Adjusted Total Assets                   $306,853    $305,394    $304,977    $303,527

Tier I Risk Based Capital Ratio     6.00%       14.04%      11.10%      13.51%      10.73%
Total Risk Based Capital Ratio     10.00%       15.00%      12.06%      14.45%      11.68%
Leverage Ratio                      5.00%        9.04%       7.16%       8.86%       7.03%

Average Assets                                476,281     473,430     465,071     463,469

FINANCIAL CONDITION

General

     The Bank's total assets increased $17.3 million or 3.70% from $467.6 million at December 31, 2001 to $484.9 million at March 31, 2002. The increase in assets was primarily due to an increase in interest earning deposits with banks.

     At March 31, 2002 the Bank's net loan portfolio totaled $299.3 million compared to $297.2 million at December 31, 2001. The increase in the net loan portfolio is primarily attributable to an increase in the volume of commercial real estate loans. (In the table below, commercial real estate loans are classified as "Nonresidential").

     The following tables summarize the loan portfolio of the Bank by loan category and amount at March 31, 2002 compared to December 31, 2001, respectively. From time to time, TransNational Mortgage Corp., a subsidiary of First Penn Bank, has originated and sold mortgage loans to third party investors within the Bank's financial reporting periods. Similarly, student loans are frequently originated and sold within the Bank's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

                                      At March 31,        At December 31,
                                          2002                2001
                                   ------------------   ------------------
                                     Amount   Percent    Amount    Percent    Variance   % Change
                                   --------   -------   --------   -------   ---------   --------
Real Estate Loans:
  One-to four-family*              $115,911    38.28%   $126,484    42.08%   $(10,573)     -8.36%
  Construction loans                 28,997     9.58%     24,501     8.15%      4,496      18.35%
  Five or more family residence       2,136     0.70%      2,201     0.74%        (65)     -2.95%
  Nonresidential                     67,965    22.44%     58,601    19.50%      9,364      15.98%

Commercial loans                     25,212     8.33%     23,908     7.95%      1,304       5.45%
SBA loans                            10,438     3.45%      9,934     3.30%        504       5.07%
Student loans                        34,199    11.29%     33,800    11.24%        399       1.18%
Consumer loans                       17,959     5.93%     21,174     7.04%     (3,215)    -15.18%
                                   --------   ------    --------   ------    --------     ------
    Total loans                    $302,817   100.00%   $300,603   100.00%   $  2,214       0.74%
                                   ========   ======    ========   ======    ========     ======
Less:
  Unearned fees and discounts      $    519             $    552
  Undisbursed loan proceeds              --                   --
  Allowance for loan losses           2,952                2,871
                                   --------             --------
  Net Loans                        $299,346             $297,180
                                   ========            =========

* Does not include loans held for sale

     Total investment securities of PSB Bancorp Inc (including mortgage-backed securities) increased $1.70 million, or 2.35%, to $73.9 million at March 31, 2002, from $72.2 million at December 31, 2001.

     Cash and cash equivalents, including interest-earning deposits with banks, increased $20.9 million or 38.14% to $75.7 million at March 31, 2002, from $54.8 million at December 31, 2001. The primary change in cash and cash equivalents was the increase in the Bank's deposit balances.

     Total liabilities increased $15.6 million or 3.66% to $441.8 million at March 31, 2002 from $426.2 million at December 31, 2001. The increase in total liabilities reflects the additional deposits garnered by the Bank due to an aggressive marketing and pricing campaign and a general shift of consumer investing preferences from the equity markets to bank deposit accounts.

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

Non-Performing Assets

    The Bank's level of non-performing assets increased $277,000, or 6.38% to $5.0 million at March 31, 2002, from $4.7 million at December 31, 2001. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of March 31, 2002 and December 31, 2001 (dollars in thousands):

                                                At March 31,   At December 31,
                                                    2002             2001
                                                ------------   ---------------
Loans past due 90 days or more
  as to interest or principal
  and accruing interest                           $   --           $   --
Nonaccrual loans                                   4,372            4,130
Loans restructured to provide a
  reduction or deferral of
  interest or principal                               --               --
                                                  ------           ------
Total nonperforming loans                          4,372            4,130
Real estate owned (REO)                              583              548
                                                  ------           ------
    Total nonperforming assets                    $4,955           $4,678
                                                  ======           ======

Nonperforming loans to total
  loans                                             1.38%            1.30%
Nonperforming assets to total
  assets                                            1.02%            1.00%
Allowance for loan losses to
  total Loans                                       0.93%            0.91%
Allowance for loan losses to
  nonperforming loans                              67.52%           69.52%
Allowance for loan losses to
  nonperforming assets                             59.58%           61.37%
Net charge-offs as a percentage
  of total loans                                    0.08%            0.25%

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

Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in PSB's market risk exposure since December 31, 2001.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

          The response to this item is incorporated by reference to PSB's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          The response to this item is incorporated by reference to PSB's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit Index.

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

 10.11* Employment Agreement for John J O'Connell. (incorporated herein by reference to Exhibit 10.11 of PSB's Annual Report on Form 10-K filed on April 1, 2002).

 10.12* Employment Agreement for Mario L. Incollingo (incorporated herein by reference to Exhibit 10.12 of PSB's Annual Report on Form 10-K filed on April 1, 2002).

 10.13* PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB's Annual Report on Form 10-K filed on April 1, 2002).

 21 Schedule of Subsidiaries (incorporated herein by reference to Exhibit 21 of PSB's Annual Report on Form 10-K filed on April 1, 2002).

------------
*  Denotes a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               (1) Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2002.

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

May 14, 2002