Form 10-Q
period 2002-06-30
PSB BANCORP INC
filed 2002-08-14
CIK 1047537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)     No ( )

Number of shares outstanding as of August 7, 2002

     Common Stock (no par value)             4,534,611
     ---------------------------       --------------------
         (Title of Class)              (Outstanding Shares)



                         PSB Bancorp, Inc.
                            FORM 10-Q

               For the Quarter Ended June 30, 2002

                             Contents

                                                             Page

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of June 30, 2002 (unaudited) and December 31,
         2001                                                  3

         Consolidated Statements of Income (unaudited)
         for the Three and Six Month Periods Ended June 30,
         2002 and 2001                                         5

         Consolidated Statements of Cash Flows (unaudited)
         for the Six Month Periods Ended June 30, 2002
         and 2001                                              9

         Consolidated Statements of Comprehensive Income
         (unaudited) for the Three and Six Month Periods
         Ended June 30, 2002 and 2001                         11

         Notes to Consolidated Financial Statements           12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  16

PART II. Other Information                                    28

         Exhibits and Reports on Form 8-K



Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PSB BANCORP, INC.
                STATEMENTS OF FINANCIAL CONDITION
                          (in thousands)

                                         June 30,    December 31,
                                           2002          2001
                                       -----------   ------------
                                       (unaudited)     (audited)
Assets
  Cash and due from banks                $  3,932      $  3,825
  Interest earning deposits with banks     56,773         3,293
  Federal funds sold                       15,375        47,638
                                         --------      --------
      Total cash and cash equivalents      76,080        54,756
                                         --------      --------
  Loans held-for-sale                      12,028        17,142
  Investment securities available-for-
    sale, at fair value                    63,624        69,934
  Investment securities held-to-
    maturity (fair value $6,954 and
    $ 2,346)                                6,847         2,310
  Federal Home Loan Bank stock - at
    cost                                    2,121         1,093
  Federal Reserve Bank stock - at
    cost                                      320           320

  Loans                                   310,441       300,051
  Less allowance for possible loan
    losses                                 (2,811)       (2,871)
                                         --------      --------
      Net loans                           307,630       297,180
                                         --------      --------
  Accrued interest receivable               2,006         1,884
  Premises and equipment, net               2,635         2,508
  Bank owned life insurance                11,446        11,161
  Other assets                              5,787         9,356
                                         --------      --------
                                           21,874        24,909
                                         --------      --------
      Total assets                        490,524       467,644
                                         ========      ========
Liabilities
  Deposits
    Non-interest bearing                 $ 28,837      $ 25,983
    Interest bearing                      398,307       378,577
                                         --------      --------
      Total deposits                      427,144       404,560
                                         ========      ========
  Securities sold under agreements to
     repurchase                            13,312        13,298
  Advances from borrowers for taxes and
    insurance                               2,971         3,111
  Accrued interest payable                     32            42
  Goodwill, net                                 0         1,679
  Other liabilities                         2,229         3,539
                                         --------      --------
                                           18,544        21,669
                                         --------      --------
      Total liabilities                   445,688       426,229
                                         ========      ========
Shareholders' equity
  Common stock authorized,
    15,000,000 shares, no par value,
    4,534,611 shares issued and
    outstanding on June 30, 2002,
    and December 31, 2001                  41,914        40,994
  Retained earnings                         4,217         1,768
  Accumulated other comprehensive
    income                                    842           167
  Employee stock ownership plan            (1,759)       (1,136)
  Treasury stock, at cost, 72,325
    on June 30, 2002, and December 31,
    2001                                     (378)         (378)
                                         --------      --------
      Total shareholders' equity           44,836        41,415
                                         --------      --------
      Total liabilities and
        shareholders' equity              490,524       467,644
                                         ========      ========

The accompanying notes are an integral part of these financial statements.



                         PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share data)

                                                Six Months Ended
                                                    June 30,
                                              -------------------
                                                2002       2001
                                              --------   --------
                                                   (unaudited)
Interest income
  Loans, including fees                       $13,064    $ 7,577
  Investment securities                         2,272      2,143
  Deposits in banks                               486        314
                                              -------    -------
      Total interest income                    15,822     10,034

Interest expense
  Deposits                                      6,736      5,191
  Borrowings                                      174        352
                                              -------    -------
      Total interest expense                    6,910      5,543

      Net interest income                       8,912      4,491

Provision for loan losses                         462          0
                                              -------    -------
  Net interest income after provision
    for loan losses                             8,450      4,491

Non-interest income                             1,740        450

Non-interest expenses
  Salaries and employee benefits                4,191      1,886
  Occupancy and equipment                         803        615
  Other operating                               3,470      1,314
                                              -------    -------
      Total non-interest expenses               8,464      3,815
                                              -------    -------
Income before income taxes and
  extraordinary gain                            1,726      1,126
  Income taxes                                   (606)      (136)
                                              -------    -------
Income before extraordinary gain                1,120        990

Extraordinary gain                              1,329          0
                                              -------    -------
Net income                                    $ 2,449    $   990
                                              =======    =======
Net income per common share

  Basic:
    Income before extraordinary gain          $   .27    $   .25
    Extraordinary gain                            .32        .00
                                              -------    -------
      Net Income:                             $   .59    $   .25
                                              =======    =======
  Diluted:
    Income before extraordinary gain          $   .26    $   .25
    Extraordinary gain                            .32        .00
                                              -------    -------
      Net income:                             $   .58    $   .25
                                              =======    =======

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per share data)

                                               Three Months Ended
                                                    June 30,
                                               ------------------
                                                 2002       2001
                                               -------    -------
                                                   (unaudited)
Interest income
  Loans, including fees                        $6,761     $3,778
  Investment securities                         1,115      1,062
  Deposits in banks                               290        105
                                               ------     ------
Total interest income                           8,166      4,945
                                               ------     ------
Interest expense
  Deposits                                      3,353      2,617
  Borrowings                                       93        162
                                               ------     ------
    Total interest expense                      3,446      2,779
                                               ------     ------
    Net interest income                         4,720      2,166

Provision for loan losses                         158          0

  Net interest income after provision for
    loan losses                                 4,562      2,166

Non-interest income                               638        268

Non-interest expenses
  Salaries and employee benefits                2,008        907
  Occupancy and equipment                         406        301
  Other operating                                1731        728
                                               ------     ------
    Total non-interest expenses                 4,145      1,936
                                               ------     ------
Income before income taxes and
  extraordinary gain                            1,055        498
Income taxes                                     (280)       (61)
                                               ------     ------
Income before extraordinary gain                  775        437
Extraordinary gain                                  0          0
                                               ------     ------
Net income                                     $  775     $  437
                                               ======     ======
Net income per common share
  Basic:                                       $  .19     $  .11
  Diluted:                                        .18        .11

The accompanying notes are an integral part of these financial statements.



                PSB BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                               Six Months Ended
                                                   June 30,
                                            ---------------------
                                               2002        2001
                                            ---------   ---------
                                                 (unaudited)
Cash flows from operating activities:
  Net income                                $  2,449    $    990
                                            --------    --------
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Provision for possible loan losses             462           0
  Depreciation and amortization                  289         203
  Amortization of discounts and accretion
    of premiums on investment securities          91         139
  Extraordinary gain                          (1,329)          0
  Write-down of real estate owned                  0         192
  (Write-up) write-down of equity
    investment                                   (18)        131
  Loans held-for-sale                          5,114      (3,791)
  Deferred income taxes                          666         121
  Employee stock ownership plan (credit)
    expense                                      297          42
  Change in assets and liabilities:
    (Increase) decrease in accrued
      interest receivable                       (122)        148
    (Increase) in other assets                  (337)       (787)
    (Decrease) increase in accrued
      interest payable                           (10)         12
    (Decrease) increase in accrued
      expenses                                (1,310)        823
                                             -------    --------
Net cash provided by (used in) operating
    activities                                 6,242      (1,777)
                                             -------    --------

Cash flows from investing activities:
  Purchase of investment securities,
    available-for-sale                        (5,000)    (11,659)
  Proceeds, maturities, and calls of
    investment securities                      9,666      14,943
  Purchase of Federal Home Loan Bank stock    (1,028)      1,157
  Net(increase) in loans                     (10,772)    (26,359)
  Proceeds from sale of real estate owned        202         600
  Purchase of premises and equipment            (416)       (169)
  Net cash provided by (used in) by
    investing activities                      (7,348)     19,034
                                            --------    --------

Cash Flows from financing activities:
  Net increase in deposits                    22,584      19,040
  Change in securities purchased under
    agreements to repurchase                     (14)         68
  Change in advances for borrowers' taxes
    and insurance                               (140)       (177)
  Net increase (decrease) in borrowed
    funds                                          0       4,000
                                            --------    --------
  Net cash provided by
    financing activities                      22,430      22,931
                                            --------    --------

Net Increase in cash and cash equivalents 21,324 40,188 Cash and cash equivalents, beginning of
  period                                      54,756      17,906
                                            --------    --------
Cash and cash equivalents, end of period    $ 76,080    $ 58,094
                                            ========    ========



                PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (in thousands)

                          Three Months Ended    Six Months Ended
                               June 30,             June 30,
                          ------------------   ------------------
                           2002        2001     2002        2001
                          ------      ------   ------      ------
                              (unaudited)          (unaudited)

Net income                $  775      $ 437    $2,449      $  990

Other comprehensive
  income, net of tax:

  Accumulated compre-
    hensive gain (loss),
    investments avail-
    able-for-sale            807       (100)      675         412
                          ------      -----    ------      ------
Other comprehensive
  income (loss)              807       (100)      675         412
                          ------      -----    ------      ------
Comprehensive income      $1,582      $ 337    $3,124      $1,402
                          ======      =====    ======      ======



                          PSB BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          June 30, 2002
                            (UNAUDITED)

1.   Basis of Presentation

     This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc.("PSB") and its subsidiaries.

     The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The result of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2002. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended
     December 31, 2001.

     The financial information in this quarterly report has been prepared in accordance with PSB's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.   Business Combinations

     On July 20, 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets" were issued. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. PSB has adopted the provisions of SFAS 142. On January 1, 2002, after the revaluation of certain deferred assets relating to the acquisition of Jade Financial Corp., PSB recognized an extraordinary gain of $1.3 million which represented the remaining unamortized portion of negative goodwill.

     NOTE A - EARNINGS PER SHARE

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computation. The computation of diluted earnings per share for all periods excludes 1,371,200 options issued in connection with the 1999 First Bank of Philadelphia acquisition, which have been deemed invalid.

                                           Six months ended June 30, 2002
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income before extraordinary
    gain                                 $1,120          4,165         $0.27

  Extraordinary gain
                                         $1,329              -         $0.32
                                         ------          -----         -----
  Income available to common
    stockholders                         $2,449          4,165         $0.59

  Effect of dilutive securities
  Stock options                               -             80          (.01)
                                         ------          -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus effect of
    dilutive securities                  $2,449          4,245         $0.58
                                         ======          =====         =====

     No options were anti-dilutive at June 30, 2002.

                                           Six months ended June 30, 2001
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (in thousands, except per share data)
Basic earnings per share
  Income available to common
    stockholders                         $990            3,973         $0.25
  Effect of dilutive securities
    Stock options                           -                5             -
                                        -----            -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus
    effect of dilutive securities        $990            3,978         $0.25

     At June 30, 2001, there were 166,592 options to purchase shares of common stock with exercise prices ranging from $5.35 to $5.375 per share that were not included in the computation of diluted EPS for the six month period ended June 30, 2001 because the exercise price was greater than the average market price of the common stock.

                                           Three months ended June 30, 2002
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income before extraordinary
    gain                                   $775            4,159         $0.19

    Extraordinary gains                    ----              ---           ---

    Income available to common
    stockholders                           $775            4,159         $0.19

    Effect of dilutive securities
    Stock options                            --               93         (.01)

Diluted earnings per share
  Income available to common
     stockholders plus effect of
     dilutive securities                   $775            4,252         $0.18

     No options were anti-dilutive at June 30, 2002

                                           Three months ended June 30, 2001
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income available to common
    stockholders                         $437            3,973         $0.11
  Effect of dilutive securities
    Stock options                           -                5             -

Diluted earnings per share
  Income available to common
    stockholders plus
    effect of dilutive securities        $437            3,978         $0.11

     At June 30, 2001, there were 166,592 options to purchase shares of common stock with exercise prices ranging from $5.35 to $5.375 per share that were not included in the computation of diluted EPS for the three month period ended June 30, 2001 because the exercise price was greater than the average market price of the common stock.



Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES, JUDGEMENTS AND ESTIMATES

     The accounting and reporting policies of PSB Bancorp, Inc. ("PSB") conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within banking industry. The accompanying consolidated financial statements include the accounts of PSB Bancorp, Inc. and all its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Therefore, actual results could differ significantly from those estimates.

     The allowance for possible loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

     Accrual of interest is discontinued on a loan when principal and interest become 90 days or more past due or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Once a loan is placed on non-accrual status, interest previously accrued and uncollected is charged to operations and interest is included in income thereafter only to the extent actually received in cash.

     PSB measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, PSB must measure impairment based on the fair value of the collateral when PSB determines that foreclosure is probable.

     PSB recognizes deferred tax assets and liabilities for the future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. In the event management determines the inability to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

RESULTS OF OPERATIONS

General

     PSB's results of operations depend primarily on its net interest income, which is the difference between interest income on its interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. PSB's net income is also affected by its provision for loan losses and its level of non-interest income as well as its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets. On June 29, 2001 PSB acquired Jade Financial Corp. Therefore, the results of operations for the three and six month periods ended June 30, 2002 do not include the results of operations of Jade Financial Corp.

Net Income

     PSB's net income totaled $775,000 and $437,000 for the three months ended June 30, 2002 and 2001, respectively. The period ended June 30, 2002, includes an extraordinary gain of $1.3 million related to the adoption of SFAS No. 142 (See Note 2). PSB's basic and diluted earnings per share for the three months ended June 30, 2002 and 2001 were $0.19 and $.0.18 respectively, compared to $0.11 and $0.11 per share for the three months ended June 30, 2001, respectively.

     PSB's net income totaled $2.5 million and $990,000 for the six months ended June 30, 2002 and 2001, respectively. PSB's basic and diluted earnings per share for the six months ended June 30, 2002 were $0.59 and $.0.58 respectively inclusive of a basic and diluted extraordinary adjustment to earnings per share of $0.32, compared to $0.25 and $0.25 per share for the six months ended June 30, 2001, respectively.

     The increase in earnings per share for both the three and six month periods ended June 30, 2002 and 2001 resulted from PSB's ability to minimize a decline in the yield on its interest-earning assets while reducing the rate paid on its interest bearing liabilities. The major factor in controlling this decline in the yield on its interest-earning assets was PSB's strategic decision to shift its focus from underwriting lower yielding one-to four-family mortgage loans to higher yielding commercial, construction, and commercial real estate loans.

Net Interest Income and Average Balances

     Net interest income is a key component of PSB's profitability and is managed in coordination with PSB's interest rate sensitivity position. Net interest income for the second quarter of 2002 was $4.7 million compared to $2.2 million, or 117.91% more than the second quarter of 2001. Net interest income for the six month period ended June 30, 2002 was $8.9 million compared to $4.5 million, or 98.44% more than the same period in 2001. The increase in net interest income reflects an increase in the volume of PSB's overall loan portfolio.

     Overall, average total interest-earning assets provided a yield of 7.09% for the three months ended June 30, 2002, compared to 7.62% for the same period in 2001. The average yield for the three months ended June 30, 2002 decreased slightly primarily due to a decline in the average yield on our loan portfolio and our interest-earning deposits offset by an increase in the yield on investment securities. Additionally, because of market uncertainty, some of our investment assets were liquidated and held in lower yielding deposit accounts. Average total loans of $317.3 million for the three months ended June 30, 2002, provided a yield of 8.52% for the period, compared to average total loans of $171.5 million for the three months ended June 30, 2001, which provided a yield of 8.81% for the period. The increase in total loans generally reflects an increase in commercial, construction, and commercial real estate loans.

     Average total interest-bearing liabilities increased from $217.9 million to $413.8 million or 89.90% for the three months ended June 30, 2001 compared to the three-month period ended June 30, 2002. The average rate on total interest-bearing liabilities decreased 177 basis points from 5.10% for the three months ended June 30, 2001 to 3.33% for the three months ended June 30, 2002. The increase in interest-bearing liabilities resulted from increases in money market accounts, savings deposits and certificate of deposits. The decrease in the overall rate paid on interest-bearing liabilities was due to PSB's ability to decrease the rate paid on these accounts in concert with the nationwide decline in interest rates associated with a decline in the general economic health of the economy. Additionally, PSB did not have to offer higher than average interest rates on deposit accounts to attract new depositors because of a continuing shift of moneys from equity based investments to deposit based investments due to the continuing instability of the stock market.

     Overall, average total interest-earning assets provided a yield of 7.00% for the six months ended June 30, 2002, compared to 7.82% for the same period in 2001. The decrease in the yield for PSB's interest-bearing assets affected the majority of the interest-bearing asset accounts but was moderated by a 203 basis point increase in the yield on PSB' return on investment securities. Average total loans of $319.1 million for the six months ended June 30, 2002, provided a yield of 8.19% for the period, compared to average total loans of $165.6 million for the six months ended June 30, 2001, that provided a yield of 9.15% for the period. The increase in average total loans was primarily due to an increase in the average volume of PSB's commercial, commercial real estate, and construction loan portfolios.

     Average total interest-bearing liabilities increased from $207.2 million to $412.8 million or 99.23% for the six months ended June 30, 2001 compared to the six months ended June, 30, 2002. The primary reason for the change in total interest-bearing liabilities was an increase in money market, savings, and certificate of deposit accounts. The average rate on interest-bearing liabilities for the six month period ending June 30, 2002, decreased 200 basis points from 5.35% for the six months ended June 30, 2001, to 3.35% for the six months ended June 30, 2002.

Average Balance Sheets and Rate/Yield Analysis

     Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following tables present the average daily balances of assets, liabilities, and shareholders' equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the period indicated:

                                                      Three Months Ended June 30,
                                      -----------------------------------------------------------
                                                    2002                           2001
                                      ----------------------------   ----------------------------
                                       Average              Yield/    Average              Yield/
                                       Balance   Interest    Rate     Balance   Interest    Rate
                                      --------   --------   ------   --------   --------   ------
                                                         (dollars in thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits           $ 73,871    $  290     1.57%   $ 17,780    $  105     2.36%
  Investment securities                 11,280       205     7.27      20,169       264     5.24
  Mortgage-backed securities            57,981       910     6.28      50,276       798     6.35
  Net loans                            317,322     6,761     8.52     171,497     3,778     8.81
                                      --------    ------     ----    --------    ------     ----
    Total interest-earning assets      460,454    $8,166     7.09%    259,722    $4,945     7.62%
                                      --------    ------             --------    ------
Noninterest-earning assets              27,267                          9,340
    Total assets                      $487,721                       $269,062
                                      ========                       ========
LIABILITIES
Interest-bearing liabilities:
  Now checking accounts               $ 15,701    $   62     1.58%   $ 15,051    $   53     1.41%
  Money market accounts                 55,075       505     3.67      13,391       108     3.23
  Savings deposits                     101,764       431     1.69      29,106       211     2.90
  Certificates                         227,983     2,355     4.13     145,985     2,245     6.15
                                      --------    ------     ----    --------    ------     ----
    Total deposits                     400,523     3,353     3.35     203,533     2,617     5.14
  Borrowed money                        13,310        93     2.79      14,331       162     4.52
                                                  ------     ----                ------     ----
    Total interest-bearing
      liabilities                      413,833     3,446     3.33%    217,864     2,779     5.10%
                                      --------                       --------
Non-interest-bearing liabilities        29,898                         13,928
    Total liabilities                  443,731                        231,792
Retained earnings or shareholders'
  equity                                43,990                         37,270
    Total liabilities and retained
      earnings or shareholders'
      equity                          $487,721                       $269,062
                                      ========                       ========
Net interest income                               $4,720                         $2,166
                                                  ======                         ======
Interest rate spread                                         3.76%                          2.52%
Net yield on interest-earning assets                         4.10%                          3.34%
Ratio of interest-earning assets to
  interest-bearing liabilities                               1.11x                          1.19x

                                                       Six Months Ended June 30,
                                      -----------------------------------------------------------
                                                    2002                           2001
                                      ----------------------------   ----------------------------
                                       Average              Yield/    Average              Yield/
                                       Balance   Interest    Rate     Balance   Interest    Rate
                                      --------   --------   ------   --------   --------   ------
                                                         (dollars in thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits           $ 62,227    $   486    1.56%   $ 20,027    $   314    3.14%
  Investment securities                 10,911        385    7.06      23,317        650    5.58
  Mortgage-backed securities            59,940      1,887    6.30      47,730      1,493    6.26
  Net loans                            319,113     13,064    8.19     165,552      7,577    9.15
                                      --------    -------    ----    --------    -------    ----
    Total interest-earning assets      452,191    $15,822    7.00%    256,626    $10,034    7.82%
                                      --------    -------            --------    -------
Noninterest-earning assets              29,810                          7,576
    Total assets                      $482,001                       $264,202
                                      ========                       ========
LIABILITIES
Interest-bearing liabilities:
  Now checking accounts               $ 13,726    $   110    1.60%   $ 15,337    $   106    1.38%
  Money market accounts                 49,839        827    3.32      12,156        206    3.39
  Savings deposits                     108,300        932    1.72      28,987        416    2.87
  Certificates                         227,579      4,867    4.28     136,788      4,463    6.53
                                      --------    -------    ----    --------    -------    ----
    Total deposits                     399,444      6,736    3.37     193,268      5,191    5.37
  Borrowed money                        13,307        174    2.62      13,895        352    5.07
                                                  -------    ----                -------    ----
    Total interest-bearing
      liabilities                      412,751      6,910    3.35%    207,163      5,543    5.35%
                                      --------                       --------
Non-interest-bearing liabilities        26,115                         20,198
    Total liabilities                  438,866                        227,361
Retained earnings or shareholders'
  equity                                43,135                         36,841
    Total liabilities and retained
      earnings or shareholders'
      equity                          $482,001                       $264,202
                                      ========                       ========
Net interest income                               $ 8,912                        $ 4,491
                                                  =======                        =======
Interest rate spread                                         3.65%                          2.47%
Net yield on interest-earning assets                         3.94%                          3.50%
Ratio of interest-earning assets to
  interest-bearing liabilities                               1.10x                          1.24x

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. PSB had no provision for loan losses during the three and six months ended June 30, 2001 compared to $158,000 and $462,000 for the three and six months ended June 30, 2002. Additionally, PSB had charge-offs against the allowance for loan losses of $347,000 and $599,000 during the three and six month periods ended
June 30, 2002, respectively and recoveries against the allowance for loan losses of $48,000 and $77,000 during the three and six month periods ended June 30, 2002, respectively.

Non-interest Income

     Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Non-interest income increased by $370,000, or 138.06%, to $638,000 for the three months ended June 30, 2002, from $268,000 for the three months ended June 30, 2001, and by $1.3 million or 286.67% for the six months ended June 30, 2002, to $1.7 million from $450,000 for the six months ended June 30, 2002. The increase for both the three and six month periods ended June 30, 2002 was a result of increases in service fees, return check fees, and the sale of loans.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums, and premises and occupancy costs. Non-interest expense increased by 115.79%, from $1.9 million for the three months ended June 30, 2001 to $4.1 million for the three months ended June 30, 2002 and for the six months ended June 30, 2002 non-interest expense increased by 123.68%, to $8.5 million from $3.8 million. The principal reason for the increase in non-interest expense was an increase in salary and employee benefits primarily due to the addition of the Jade Financial Corp. employee costs assumed as a result of the merger.

Provision for Income Taxes

     Income tax provisions for the three and six month periods ended June 30, 2002 were $280,000 and $606,000, respectively, compared to $61,000 and $136,000, respectively, for the same periods in 2001.

Liquidity and Interest Rate Sensitivity

     The maintenance of adequate liquidity and the mitigation of interest rate risk is integral to the management of PSB's balance sheet. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit. Interest rate sensitivity focuses on the impact of fluctuating interest rates and the re-pricing characteristics of rate sensitive assets and liabilities on net interest income.

     PSB's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return. Liquidity is derived from various sources which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments. The liquidity position of PSB is also strengthened by a $187 million credit facility with the Federal Home Loan Bank ("FHLB"). Advances are secured by all FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of June 30, 2002.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the six months ended June 30, 2002, net cash provided by operating activities was $6.2 million, compared to net cash used by operating activities of $1.8 million for the same period of 2001. During the six months ended June 30, 2002, net cash used by investing activities was $7.3 million, compared to net cash provided by investing activities of $19.0 million for the same period of 2001. Financing activities provided net cash of $22.4 million during the six months ended June 30, 2002, compared to $22.9 million in net cash provided by financing activities for the same period of 2001. The net result of these items was a $21.3 million increase in cash and cash equivalents for the six months ended June 30, 2002, compared to a $40.2 million increase in cash and cash equivalents for the same period of 2001.

     Interest rate sensitivity is closely related to liquidity since each is directly affected by the maturity of assets and liabilities. Rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income. The primary function of PSB's interest rate sensitivity management is to reduce exposure to interest rate risk through an appropriate balance between interest-earning assets and interest-bearing liabilities. The goal is to minimize fluctuations in the net interest margin of PSB due to general changes in interest rates.

     The blending of fixed and floating-rate loans and investments to match the re-pricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize any fluctuations in net interest income. The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity. Management believes that the accessibility to FHLB borrowings will provide the flexibility to assist in keeping fluctuations in net interest income under control and to maintain an adequate liquidity position.

Capital Adequacy

     PSB is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by Banking regulators. PSB's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At June 30, 2002, PSB was required to have a minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. PSB's actual Tier I and total capital ratios at June 30, 2002, were 10.80% and 11.68%, respectively, and PSB's Tier I leverage ratio was 7.26%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

    On June 30, 2002, PSB was in compliance with regulatory capital requirements as shown in the following table:

                                    Well
                                 Capitalized        At June 30,           At December 31,
                                    Ratios             2002                    2001
                                 -----------   ---------------------   ---------------------
                                                  PSB        Bank         PSB        Bank
                                               ---------   ---------   ---------   ---------
Tier I Capital                                 $ 43,517    $ 34,689    $ 41,212    $ 32,574
Tier II Capital                                   2,813       2,813       2,871       2,871
                                               --------    --------    --------    --------
Total Qualifying Capital                       $ 46,330    $ 37,502    $ 44,083    $ 35,445

Risk Adjusted Total Assets                     $324,528    $321,209    $304,977    $303,527

Tier I Risk Based Capital Ratio      6.00%        13.41%      10.80%      13.51%      10.73%
Total Risk Based Capital Ratio      10.00%        14.28%      11.68%      14.45%      11.68%
Leverage Ratio                       5.00%         8.92%       7.26%       8.86%       7.03%

Average Assets                                  487,690     478,013     465,071     463,469

FINANCIAL CONDITION

General

     PSB's total assets increased $22.9 million or 4.89% from $467.6 million at December 31, 2001, to $490.5 million at June 30, 2002. The increase in PSB's assets was primarily attributable to an increase in net loans and cash and cash equivalents due to an increase in deposits.

     At June 30, 2002, PSB's net loan portfolio totaled
$307.6 million compared to $297.2 million at December 31, 2001.
The increase is primarily attributable to an increase in the volume of commercial, construction, and commercial real estate loans as indicated in the tables below.

     The following tables summarize the loan portfolios of PSB by loan category and amount at June 30, 2002, compared to December 31, 2001, respectively. From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to third party investors within PSB's financial reporting periods. Similarly, student loans are frequently originated and sold within PSB's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to PSB's general classifications (in thousands, except for percentage):

                                        At June 30,        At December 31,
                                           2002                 2001
                                   ------------------   ------------------
                                    Amount    Percent    Amount    Percent    Variance   % Change
                                   --------   -------   --------   -------   ---------   --------
Real Estate Loans:
  One-to four-family*              $111,847    35.97%   $126,484    42.08%   $(14,637)    -11.57%
  Construction loans                 35,674    11.47%     24,501     8.15%     11,173      45.60%
  Five or more family residence       2,088     0.67%      2,201     0.73%       (113)     -5.13%
  Nonresidential                     74,687    24.02%     58,601    19.49%     16,086      27.45%

Commercial loans                     28,219     9.08%     23,908     7.95%      4,311      18.03%
SBA loans                             9,597     3.09%      9,934     3.31%       (337)     -3.39%
Consumer & student loans             48,819    15.70%     54,974    18.29%     (6,155)    -11.20%
                                   --------   ------    --------   ------    --------     ------
    Total loans                    $310,931   100.00%   $300,603   100.00%   $ 10,328       3.44%
                                   ========   ======    ========   ======    ========     ======
Less:
  Unearned fees and discounts      $    490             $    552
  Undisbursed loan proceeds               -                    -
  Allowance for loan losses           2,811                2,871
                                   --------             --------
  Net Loans                        $307,630             $297,180
                                   ========             ========

*  Does not include loans held for sale

     Total investment securities (including mortgage-backed securities) decreased $1.77 million, or 2.35%, to $70.5 million at June 30, 2002, from $72.2 million at December 31, 2001.

     Cash and cash equivalents, including interest-earning deposits with banks, increased $21.3 million or 38.87% to $76.1 million at June 30, 2002, from $54.8 million at December 31, 2001.

     Total liabilities increased $19.5 million or 4.58% to $445.7 million at June 30, 2002 from $426.2 million at December 31, 2001. This increase primarily reflects an increase in PSB's deposit accounts due to the recent trend of investors moving their equity based investments to more conservative deposit accounts due to the turmoil in the stock market.

Asset Quality

Delinquent Loans

     When a borrower fails to make a required payment on a loan, PSB attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the 15th day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is carefully reviewed, additional notices are sent to the borrower and efforts are made to collect the loan. While PSB generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, PSB does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

Non-Performing Assets

    PSB's level of non-performing assets decreased $567,000, or 12.76% to $4.1 million at June 30, 2002, from $4.7 million at December 31, 2001. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of June 30, 2002 and December 31, 2001:

                                    At June 30,   At December 31,
                                        2002            2001
                                    -----------   ---------------
                                        (dollars in thousands)
Loans past due 90 days or more as
  to interest or principal and
  accruing interest                   $    -          $    -
Nonaccrual loans                       3,614           4,130
                                      ------          ------
Total nonperforming loans              3,614           4,130
Real estate owned (REO)                  497             548
                                      ------          ------
    Total nonperforming assets        $4,111          $4,678
                                      ======          ======

Nonperforming loans to total loans      1.12%           1.30%
Nonperforming assets to total
  assets                                0.84%           1.00%
Allowance for loan losses to total
  loans                                 0.92%           0.91%
Allowance for loan losses to
  nonperforming loans                  77.78%          69.52%
Allowance for loan losses to
  nonperforming assets                 68.38%          61.37%
Net charge-offs as a percentage of
  total loans                           0.19%           0.25%

Allowance for Loan Losses

     The allowance for possible loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for loan losses. As adjustments become identified, they are reported in earnings for the period in which they become known. Management believes that it makes an informed judgment based upon available information.

     It is the objective of PSB's evaluation process to establish the following components of the allowance for loan losses: a specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses. Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflects the current risk to PSB. As a general rule, special mention assets will have a minimum reserve of 5%, substandard assets will have a minimum reserve of 20%, and doubtful assets will have a minimum reserve of 50%. A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.

Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in PSB's assessment of its sensitivity to market risk since its presentation in the 2001
Annual Report on Form 10-K filed with the Securities and Exchange
Commission.



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

    21           Schedule of Subsidiaries (incorporated
                 herein by reference to Exhibit 21 of
                 PSB's Annual Report on Form 10-K filed
                 on April 1, 2002).

    99.1         Certification of Report by Co-Chief
                 Executive Officer.  (filed herewith)

    99.2         Certification of Report by Co-Chief
                 Executive Officer. (filed herewith)

    99.3         Certification of Report by Chief
                 Financial Officer.  (filed herewith)
____________
* Denotes a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               (1) None



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                              PSB BANCORP, INC


                              By:/s/Anthony DiSandro
                                 --------------------------------
                                 Anthony DiSandro,
                                 President and Director



                              By:/s/John Carrozza
                                 --------------------------------
                                 John Carrozza,
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                   Chief Accounting Officer)



August 14, 2002



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

    21           Schedule of Subsidiaries (incorporated
                 herein by reference to Exhibit 21 of
                 PSB's Annual Report on Form 10-K filed
                 on April 1, 2002).

    99.1         Certification of Report by Co-Chief
                 Executive Officer.  (filed herewith)

    99.2         Certification of Report by Co-Chief
                 Executive Officer.  (filed herewith)

    99.3         Certification of Report by Chief
                 Financial Officer.  (filed herewith)
____________
* Denotes a management contract or compensatory plan or arrangement.