Form 10-Q
period 2002-09-30
PSB BANCORP INC
filed 2002-11-15
CIK 1047537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or

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

Number of shares outstanding as of September 30, 2002

     Common Stock (no par value)            4,534,611
     ---------------------------       --------------------
         (Title of Class)              (Outstanding Shares)



Part I  FINANCIAL INFORMATION

Item 1  Financial Statements

                          PSB BANCORP, INC
                  STATEMENTS OF FINANCIAL CONDITION
                           (In thousands)

                                                Sept. 30, 2002   Dec. 31, 2001
                                                  (unaudited)      (audited)
                                                 -------------   ------------
Assets
  Cash and due from banks                            $  3,290       $  3,825
  Interest earning deposits with banks                 66,562          3,293
  Federal funds sold                                    9,514         47,638
                                                     --------       --------
    Total cash and cash equivalents                    79,366         54,756
                                                     --------        -------

  Loans held for sale                                  15,195         17,142
  Investment securities available-
    for-sale, at fair value                            59,514         69,934
  Investment securities held-to-maturity
    (fair value $6,762 and $ 2,346)                     6,667          2,310
  Federal Home Loan Bank stock - at cost                2,121          1,093
  Federal Reserve Bank stock - at cost                    320            320

  Loans                                               306,958        300,051
  Less allowance for possible loan losses              (2,773)        (2,871)
                                                     --------       --------
      Net loans                                       304,185        297,180
                                                     --------       --------
  Accrued interest receivable                           1,857          1,884
  Premises and equipment, net                           2,954          2,508
  Bank owned life insurance (BOLI)                     11,588         11,161
  Other assets                                          4,665          9,356
                                                     --------       --------
                                                       21,064         24,909
                                                     --------       --------
      Total assets                                    488,432        467,644
                                                     ========       ========

Liabilities
  Deposits
    Non-interest bearing                               34,920         25,983
    Interest bearing                                  389,102        378,577
                                                     --------       --------
  Total deposits                                      424,022        404,560
                                                     --------       --------
  Securities sold under agreements to repurchase       13,312         13,298
  Advances from borrowers for taxes and insurance       2,906          3,111
  Accrued interest payable                                 32             42
  Goodwill, net                                             0          1,679
  Other liabilities                                     2,111          3,539
                                                     --------       --------
                                                       18,361         21,669
                                                     --------       --------
    Total liabilities                                 442,383        426,229
                                                     --------       --------

Shareholders' equity
  Common stock authorized,
    15,000,000 shares no par value,
    4,534,611 shares issued and outstanding
    on Sept. 30, 2002 and December 31,2001             41,952         40,994
  Retained earnings                                     4,823          1,768
  Accumulated other comprehensive income                1,347            167
  Employee stock ownership plan                        (1,695)        (1,136)
  Treasury stock, at cost,
    72,325 shares on Sept. 30, 2002 and
    December 31, 2001                                    (378)          (378)
                                                     --------        -------
      Total shareholders' equity                       46,049         41,415
                                                     --------       --------
      Total liabilities and shareholders' equity      488,432        467,644
                                                     ========       ========

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                             Three Months Ended
                                                September 30,
                                            -------------------
                                                (Unaudited)
                                             2002         2001
                                             ----         ----
Interest Income
  Loans, including fees                     $6,465       $7,004
  Investment securities                      1,036        1,574
  Deposits with banks                          308          105
                                            ------       ------
    Total interest income                    7,809        8,683
                                            ------       ------

Interest Expense
  Interest on deposits                       3,224        4,349
  Interest on borrowings                        49          160
                                            ------       ------
    Total interest expense                   3,273        4,509
                                            ------       ------

    Net interest income                      4,536        4,174
                                            ------       ------

Provision for Loan Losses                      166          135
                                            ------       ------

  Net interest income after provision
    for loan losses                          4,370        4,039

Non-Interest Income                            666          330
                                            ------       ------

Non-Interest Expenses
  Salaries and employee benefits             2,014        1,776
  Occupancy and equipment                      418          238
  Other operating                            1,703        1,261
                                            ------       ------
    Total non-interest expenses              4,135        3,275
                                            ------       ------

Income before income taxes and
    extraordinary gain                         901        1,094
Income Taxes                                   296          145
                                            ------       ------
Net Income                                  $  605       $  949
                                            ======       ======
Net Income per common share
    Basic:                                    $.15         $.23
    Diluted:                                   .14          .23

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                            Nine Months Ended
                                               September 30,
                                           --------------------
                                                (Unaudited)
                                             2002         2001
                                             ----         ----
Interest Income
  Loans, including fees                    $19,529      $14,581
  Investment securities                      3,308        3,717
  Deposits with banks                          794          419
                                           -------      -------
    Total interest income                   23,631       18,717
                                           -------      -------

Interest Expense
  Interest on deposits                       9,960        9,571
  Interest on borrowings                       223          481
                                           -------      -------
    Total interest expense                  10,183       10,052
                                           -------      -------

    Net interest income                     13,448        8,665
                                           =======      =======

Provision for Loan Losses                      597          135
                                           -------      -------
    Net interest income after provision
      for loan losses                       12,851        8,530

Non-Interest Income                          2,375          780
                                           -------      -------

Non-Interest Expenses
  Salaries and employee benefits             6,205        3,662
  Occupancy and equipment                    1,221          853
  Other operating                            5,173        2,575
                                           -------      -------
    Total non-interest expenses             12,599        7,090
                                           =======      =======

Income before income taxes and
  extraordinary gain                         2,627        2,220
Income Taxes                                   902          281
                                           -------      -------
Income before extraordinary gain             1,725        1,939
Extraordinary gain                           1,329            0
                                           -------      -------
Net Income                                 $ 3,054      $ 1,939
                                           =======      =======

Net Income per common share
  Basic:
    Income before extraordinary gain          $.41         $.47
    Extraordinary gain                         .32          .00
                                           -------      -------
  Net Income                                  $.73         $.47
                                           =======      =======
  Diluted:
    Income before extraordinary gain          $.40         $.47
    Extraordinary gain                         .32          .00
                                           -------      -------
  Net Income                                  $.72         $.47
                                           =======      =======

The accompanying notes are an integral part of these financial statements.



                PSB BANCORP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                      --------------------
                                                                        2002        2001
                                                                      --------    --------
                                                                           (Unaudited)
<s>                                                                   <c>....... <c>
CASH FLOWS BY OPERATING ACTIVITIES:
  Net income                                                          $ 3,054    $  1,939
                                                                      -------    --------
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Provisions for possible loan losses                                 597          45
      Depreciation and amortization                                       446         232
      Amortization of discounts and accretion of
        premiums on investment securities                                 132         180
      Extraordinary gain                                               (1,329)          0
      Write-down of equity investment                                      13         131
      Write down of real estate owned                                      31         198
      Originations/sale of loans held for sale                          1,947      (4,360)
      Deferred taxes                                                      776         121
      Compensation expense-Employee Stock Ownership Plan                  399          24
    Change in assets and liabilities:
      Decrease in accrued interest receivable                              27         202
      Decrease (Increase) in other assets                               1,606      (4,542)
      (Decrease) in accrued interest payable                              (10)       (375)
      (Decrease)Increase in accrued expenses                           (1,428)      5,702
                                                                      -------    --------
     Net cash provided by (used in) operating activities                6,195        (503)
                                                                      -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities, available-for-sale                (5,000)    (11,764)
  Proceeds from maturities and calls of investment securities          12,918      42,040
  Acquisition costs of and proceeds from the sale of Federal
    Home Loan Bank Stock                                               (1,029)      1,157
  Increase in loans, net                                               (7,288)    (25,221)
  Proceeds from sale of real estate owned                                 423         671
  Purchase of premises and equipment                                     (892)       (460)
  Cash paid in Acquisition                                                  0     (25,378)
                                                                      -------    --------
    Net cash (used in) by investing activities                            868      18,955
                                                                      -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                             19,462      13,998
  Change in advances for borrowers' taxes and insurance                  (205)       (309)
  Change in securities purchased under agreements to repurchase            14         107
  Net (decrease) in borrowed funds                                                 (4,000)
                                                                      -------    --------
    Net cash provided by financing activities                          19,243       9,796
                                                                      -------    --------
NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS                  24,610      (9,662)

  Cash and cash equivalents, beginning of period                       54,756      17,906
                                                                      -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $79,366    $  8,244
                                                                      =======    ========



                 PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (IN THOUSANDS)

                                                    Three Months Ended   Nine Months Ended
                                                         Sept 30,             Sept 30,
                                                    ------------------   ----------------
                                                     2002        2001     2002       2001
                                                    ------      ------   ------     ------
                                                        (Unaudited)         (Unaudited)
Net Income                                          $  605      $  949   $3,054     $1,939

Other comprehensive income, net of tax:
Accumulated comprehensive gain
      investments available for sale                   505       1,111    1,180      1,210
                                                    ------      ------   ------     ------
Other comprehensive income                             505       1,111    1,180      1,210
                                                    ------      ------   ------     ------
Comprehensive Income                                $1,110      $2,060   $4,234     $3,149
                                                    ======      ======   ======     ======



                          PSB BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          September 30, 2002
                            (UNAUDITED)

1.   Basis of Presentation:

     This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc.("PSB") and its subsidiaries.

     PSB's financial statements reflect all adjustments and disclosures that management believes are necessary for a fair presentation of interim results. The result of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2002. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended
     December 31, 2001.

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

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

     PSB's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. PSB's interest-earning assets consist primarily of loans receivable, investment securities, and cash equivalents, while its interest-bearing liabilities consist primarily of deposits and borrowings. PSB's net income also is affected by its provision for loan losses and its level of non-interest income as well as its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

Net Income

     PSB's net income totaled $605,000 and $949,000 for the three months ended September 30, 2002 and 2001, respectively. Basic and diluted earnings per share for the three months ended September 30, 2002 were $0.15 and $.0.14 respectively, compared to $0.23 and $0.23 per share for the three months ended September 30, 2001, respectively.

     PSB's net income totaled $3.1 million (which included a $1.3 million extraordinary gain related to the acquisition of Jade Financial Corp. in June 2001) and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2002 were $0.41 and $.0.40 respectively before recognition of an extraordinary gain related to the recognition of goodwill and $0.73 and $0.72 after recognition of the extraordinary gain, compared to $0.47 and $0.47 per share for the nine months ended September 30, 2001, respectively.

Net Interest Income and Average Balances

     Net interest income is a key component of PSB's profitability and is managed in coordination with PSB's interest rate sensitivity position. Net interest income for the third quarter of 2002 was $4.5 million compared to $4.2 million, for the third quarter of 2001, an increase of 8.67%. The increase in net interest income can be attributed to an increase in the volume of PSB's interest-earning assets and to a significant decrease in the rates paid by PSB on its interest-bearing liabilities.

     Overall, average total interest-earning assets provided a yield of 6.79% for the three months ended September 30, 2002, compared to 8.36% for the same period in 2001. The decrease in overall yield on interest-earning assets was primarily the result of a significant decrease in the yield and an increase in volume of our interest-earning deposits at banks along with a less significant decrease in the yield on our net loans. The increase in the yield on our investment and mortgage-backed securities helped moderate the general decline in the yield on our overall interest-earning assets. This overall decrease on interest-earning assets is related to the general economic trend of decreasing interest rates on interest-earning assets and the prepayment of higher yielding loans caused by the lower interest rate environment. Average total loans of $318.7 million for the three months ended September 30, 2002, provided a yield of 8.11% for the period, compared to average total loans of $295.4 million for the three months ended September 30, 2001, which provided a yield of 9.49% for the period. The increase in average total loans was primarily due to PSB's decision to aggressively pursue lending opportunities in the commercial and commercial real estate markets.

     Average total interest-bearing liabilities increased from $391.0 million to $420.3 million or 7.49%, for the three months ended September 30, 2002 compared to the corresponding quarter in 2001. The average rate on total interest-bearing liabilities decreased 149 basis points from 4.61% for the three months ended September 30, 2001 to 3.12% for the three months ended September 30, 2002. The general economic trend of decreasing rates has resulted in lower rates being paid by PSB on the majority of its interest-bearing liabilities.

     Net interest income for the nine-month period ended September 30, 2002 was $13.4 million compared to $8.7 million or 55.19% more than the same period in 2001. This increase in the net interest income is related to the acquisition of the assets of Jade Financial Corp. and an increase in volume of interest earning assets, primarily in higher yielding net loans and a 63 basis point increase in the net interest spread caused by a significant decline in the rates paid on interest-bearing liabilities. The net interest margin for the nine months ended September 30, 2002 as compared to the same period in 2001 decreased by 7 basis points reflecting the overall decline in yields on interest-earning assets.

     Overall, average total interest-earning assets provided a yield of 6.93% for the nine months ended September 30, 2002, compared to 8.35% for the same period in 2001. The average yield for the nine months ended September 30, 2002 decreased primarily due to a significant decline in the average yields on our interest-earning deposits at banks and the prepayment of higher yielding interest-earning assets. Average total loans of $319.0 million for the nine months ended September 30, 2002, provided a yield of 8.16% for the period, compared to average total loans of $203.7 million for the nine months ended September 30, 2001 that provided a yield of 9.54% for the period. The increase in average total loans was primarily due to the aggressive marketing of new commercial and construction loans during the period and the acquisition of the loan portfolio of Jade Financial Corp..

     Average total interest-bearing liabilities increased from $251.7 million for the nine months ended September 30, 2001 to $413.6 million or 64.32% for the nine months ended September 30, 2002. The aggregate interest-bearing liabilities increased significantly because of increases in PSB's savings deposit accounts and certificate of deposit accounts and the acquisition of the interest-bearing liabilities of Jade Financial Corp. These increases reflect a shift of investor assets out of the equity markets and into more conservative insured deposit accounts.



Average Balance Sheets and Rate/Yield Analysis

     Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following tables present the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the periods indicated (in thousands):

                                                      Three Months Ended Sept 30,
                                      -----------------------------------------------------------
                                                  2002                           2001
                                      ----------------------------   ----------------------------
                                       Average              Yield/    Average              Yield/
                                       Balance   Interest    Rate     Balance   Interest    Rate
                                      --------   --------   ------   --------   --------   ------
                                          (Dollars in Thousands)         (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits           $ 76,757    $  308     1.61%   $ 11,224    $  105     3.74%
  Investment securities                 11,282       207     7.34%     36,356       493     5.42%
  Mortgage-backed securities            53,232       829     6.23%     72,736     1,081     5.94%
  Net loans                            318,720     6,465     8.11%    295,367     7,004     9.49%
                                      --------    ------             --------    ------
    Total interest-earning assets      459,991    $7,809     6.79%    415,683    $8,683     8.36%
                                      --------    ------             --------    ------
Noninterest-earning assets              29,484                         32,682
    Total assets                      $489,475                       $448,365
                                      ========                       ========
LIABILITIES
Interest-bearing liabilities:
  Now checking accounts               $ 15,273    $   58     1.52%   $ 14,536    $   47     1.29%
  Money market accounts                 69,214       414     2.39%     25,691       184     2.86%
  Savings deposits                      94,944       474     2.00%     68,421       376     2.20%
  Certificates                         227,345     2,278     4.01%    267,170     3,742     5.60%
                                      --------    ------             --------    ------
    Total deposits                     406,776     3,224     3.17%    375,818     4,349     4.63%
  Borrowed money                        13,488        49     1.45%     15,174       160     4.22%
                                      --------    ------             --------    ------
    Total interest-bearing
      liabilities                      420,264     3,273     3.12%    390,992     4,509     4.61%
                                      --------                       --------
Non-interest-bearing liabilities        23,768                         19,351
    Total liabilities                  444,032                        410,343
Retained earnings or shareholders'
  equity                                45,443                         38,022
    Total liabilities and retained
      earnings or shareholders'
      equity                          $489,475                       $448,365
                                      ========                       ========
Net interest income                               $4,536                         $4,174
                                                  ======                         ======
Interest rate spread                                         3.67%                          3.75%
Net yield on interest-earning
  assets                                                     3.94%                          4.02%
Ratio of interest-earning assets to
  interest-bearing liabilities                               1.09x                          1.06x



                                                       Nine Months Ended Sept 30,
                                      -----------------------------------------------------------
                                                  2002                           2001
                                      ----------------------------   ----------------------------
                                       Average              Yield/    Average              Yield/
                                       Balance   Interest    Rate     Balance   Interest    Rate
                                      --------   --------   ------   --------   --------   ------
                                          (Dollars in Thousands)         (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits           $ 67,070   $   794     1.58%   $ 11,616     $  419    4.81%
  Investment securities                 11,035       592     7.15%     29,301      1,143    5.20%
  Mortgage-backed securities            57,704     2,716     6.28%     54,159      2,574    6.34%
  Net loans                            318,982    19,529     8.16%    203,729     14,581    9.54%
                                      --------   -------             --------    -------
    Total interest-earning assets      454,791   $23,631     6.93%    298,805    $18,717    8.35%
                                      --------   -------             --------    -------
Noninterest-earning assets              29,701                         16,049
    Total assets                      $484,492                       $314,854
                                      ========                       ========
LIABILITIES
Interest-bearing liabilities:
  Now checking accounts               $ 14,242   $   168     1.57%   $ 16,340    $   153    1.25%
  Money market accounts                 54,631     1,249     3.05%     17,955        390    2.90%
  Savings deposits                     103,848     1,489     1.91%     44,263        792    2.39%
  Certificates                         227,501     7,054     4.13%    159,795      8,236    6.87%
                                      --------   -------             --------    -------
    Total deposits                     400,222     9,960     3.32%    238,353      9,571    5.35%
  Borrowed money                        13,367       223     2.22%     13,340        481    4.81%
                                      --------   -------             --------    -------
    Total interest-bearing
      liabilities                      413,589    10,183     3.28%    251,693     10,052    5.33%
                                      --------                       --------
Non-interest-bearing liabilities        26,999                         25,139
    Total liabilities                  440,588                        276,832
Retained earnings or shareholders'
  equity                                43,904                         38,022
    Total liabilities and retained
      earnings or shareholders'
      equity                          $484,492                       $314,854
                                      ========                       ========
Net interest income                               $13,448                        $ 8,665
                                                  =======                        =======
Interest rate spread                                         3.65%                          3.02%
Net yield on interest-earning
  assets                                                     3.94%                          3.87%
Ratio of interest-earning assets to
  interest-bearing liabilities                               1.10x                          1.19x

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The adequacy of the loan loss allowance is reviewed monthly by the board of directors. See "Asset Quality - Allowance for Loan Losses." PSB recorded a provision for loan losses of $166,000 and $597,000, respectively during the three and nine months ended September 30, 2002 compared to $135,000 for both the three and nine months ended September 30, 2001. Additionally, PSB had charge-offs of $203,000 and $802,000 and recoveries of $30,000 and $107,000 against the allowance for loan losses during the three and nine-month periods ended September 30, 2002, respectively. In connection with our routine loan review process, it was disclosed that loans to a former borrower of First Bank of Philadelphia (predecessor bank) totaling $575,595, did not have the indicated required real estate collateral. Management believes that the issue may have a possible implication of impropriety. Although the loans are presently performing management is seeking alternatives to secure collateral.

Non-interest Income

     Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income. Non-interest income increased by $336,000, or 101.81%, to $666,000 for the three months ended September 30, 2002, from $330,000 for the three months ended September 30, 2001. Non-interest income increased by $1.6 million, or 208.46%, to $2.4 million for the nine month period ending September 30, 2002 from $780,000 for the nine month period ending September 30, 2001. The increase for both the three and nine month periods ended September 30, 2002 was a result of increases in service fees, return check fees, and the sale of loans. A portion of the increase in non-interest income is attributable to the fees generated by the acquisition of the assets of Jade Financial Corp. in June 2001, and the related non-interest income generating assets.

Non-interest Expense

     Non-interest expense principally consists of employees' compensation and benefits, deposit insurance premiums and occupancy costs. Non-interest expense increased by 26.26%, from $3.3 million to $4.1 million for the three months ended
September 30, 2002 and for the nine months ended September 30, 2002 non-interest expense increased by 77.70%, to $12.6 million from $7.1 million. The principal reason for the increase in non-interest expense for the three month period ending September 30, 2002 was due to a significant expense related to the purchase and installation of a new computer accounting system and the related training and support costs. The increase in non-interest expense for the nine-month period ending September 30, 2002 is related to the increase in salary and employee benefit expense related to the acquisition of Jade Financial Corp.

Provision for Income Taxes

     Income tax provisions for the three and nine month periods ended September 30, 2002 were $296,000 and $902,000, respectively, compared to $145,000 and $281,000, respectively, for the same periods in 2001. The increase in the income tax provision is related the fact that the net operating losses available to PSB that effectively reduced PSB's income tax liability were fully utilized in 2001 and were not available in 2002.

Liquidity and Interest Rate Sensitivity

     The maintenance of adequate liquidity and the mitigation of interest rate risk are integral to the management of PSB's balance sheet. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit.
Interest rate sensitivity focuses on the impact of fluctuating interest rates and the re-pricing characteristics of rate sensitive assets and liabilities on net interest income.

     PSB's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources, which includes increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and other short-term investments. The liquidity position of PSB is also strengthened by a $192.0 million credit facility with the Federal Home Loan Bank ("FHLB"). Advances are secured by all FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of September 30, 2002.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities, and financing activities. During the nine months ended September 30, 2002, net cash provided by operating activities was $6.3 million, compared to net cash used in operating activities of $503,000 for the same period of 2001. During the nine months ended September 30, 2002, net cash used in investing activities was $899,000, compared to net cash used in investing activities of $19.0 million for the same period of 2001. Financing activities provided net cash of $19.2 million during the nine months ended September 30, 2002, compared to $9.8 million in net cash provided by financing activities for the same period of 2001. The net result of these items was a $24.6 million increase in cash and cash equivalents for the nine months ended September 30, 2002 compared to cash and cash equivalents at December 31, 2001.

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

     The blending of fixed and floating rate loans and investments to match the re-pricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize fluctuations in net interest income. The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity. Management believes that the accessibility to FHLB borrowings will provide the flexibility to assist in keeping fluctuations in net interest income under control and to maintain an adequate liquidity position.

Capital Adequacy

     On September 30, 2002, PSB's and First Penn Bank's regulatory capital dollars and ratios were as set forth in the following table. These ratios exceeded the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

                                    Well
                                Capitalized        At Sept 30,           At December 31,
                                   Ratios              2002                    2001
                                -----------   ---------------------   --------------------
                                                 PSB        Bank         PSB        Bank
                                              ---------   ---------   ---------   --------
Tier I capital                                $ 44,674    $ 35,337    $ 41,212   $ 32,574
Tier II capital                                  2,778       2,778       2,871      2,871
                                              --------    --------    --------   --------
Total qualifying capital                      $ 47,452    $ 38,115    $ 44,083   $ 35,445

Risk adjusted total assets                    $322,957    $319,737    $304,977   $303,527

Tier I risk based capital ratio     6.00%        13.83%      11.05%      13.51%     10.73%
Total risk based capital ratio     10.00%        14.69%      11.92%      14.45%     11.68%
Leverage ratio                      5.00%         9.13%       7.23%       8.86%      7.03%

Average assets                                $489,447    $488,546    $465,071   $463,469

FINANCIAL CONDITION

General

     PSB's total assets increased $20.8 million or 4.45% from $467.6 million at December 31, 2001 to $488.4 million at September 30, 2002. The increase in assets was primarily due to a substantial increase in cash and cash equivalents and a moderate increase in loans.

     At September 30, 2002 the PSB's net loan portfolio totaled $304.2 million compared to $297.2 million at December 31, 2001. The 2.36% increase in the net loan portfolio is primarily attributable to an increase of $40.2 million in the volume of non-residential, commercial, and construction loans which was offset by a $32.3 million decline in residential mortgages and consumer and student loans as indicated in the table below.

     The following tables summarize the loan portfolio of PSB by loan category and amount at September 30, 2002 compared to December 31, 2001. From time to time, TransNational Mortgage Corp., a subsidiary of First Penn Bank, has originated and sold mortgage loans to third party investors within PSB's financial reporting periods. Similarly, student loans are frequently originated and sold within PSB's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to PSB's general classifications (in thousands, except for percentage):

                                        At Sept 30,        At December 31,
                                           2002                 2001
                                    ------------------   -----------------
                                     Amount    Percent    Amount    Percent   Variance   % Change
                                    --------   -------   --------   -------   --------   --------
Real Estate Loans:
  One-to four-family*               $104,059    33.85%   $126,484    42.08%  $(22,425)   -17.73%
  Construction loans                  37,842    12.31%     24,501     8.15%    13,341     54.45%
  Five or more family residence        1,790     0.58%      2,201     0.73%      (411)   -18.67%
  Nonresidential                      79,044    25.71%     58,601    19.49%    20,443     34.89%

Commercial loans                      30,320     9.86%     23,908     7.95%     6,412     26.82%
SBA loans                              8,826     2.87%      9,934     3.30%    (1,108)   -11.15%
Consumer & student loans              45,540    14.82%     54,974    18.30%    (9,434)   -17.16%
                                    --------   ------    --------   ------    -------    ------
    Total loans                     $307,421   100.00%   $300,603   100.00%    $6,818      2.27%
                                               ======               ======    =======     ======
Less:
  Unearned fees and discounts       $    463             $    552
Allowance for loan losses              2,773                2,871
                                    --------             --------
  Net Loans                         $304,185             $297,180
                                    ========             ========

*  Does not include loans held for sale

     Total investment securities of PSB (including mortgage-backed securities) decreased $6.0 million, or 8.39%, to $66.2 million at September 30, 2002, from $72.2 million at December 31,
2001.

     Cash and cash equivalents, including interest-earning deposits with banks, increased $24.6 million or 44.89% to $79.4 million at September 30, 2002, from $54.8 million at December 31, 2001. PSB experienced a large early amortization of its mortgage-backed investments and prepayment of residential mortgage loans due to the rapid decrease in overall interest rates. The primary change in cash and cash equivalents was the result of a decision by PSB not to utilize its cash and cash equivalents for investments due to a concern over the potential for rapid interest rate fluctuations and a desire to maintain adequate liquidity.

     Total liabilities increased $16.2 million or 3.80% to $442.4 million at September 30, 2002 from $426.2 million at December 31, 2001. The increase in total liabilities reflects additional deposits generated by PSB due to an aggressive marketing and pricing campaign and a recent preference by investors of not investing in the declining equity markets but rather keeping their savings in cash or cash equivalent investments.

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

Non-Performing Assets

    PSB's level of non-performing assets decreased $145,000, or 3.09% to $4.5 million at September 30, 2002, from $4.7 million at December 31, 2001. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of September 30, 2002 and December 31, 2001 (dollars in thousands):

                                   At Sept 30,   At December 31,
                                       2002            2001
                                   -----------   ---------------
Nonaccrual loans                      4,330           4,130

Total nonperforming loans             4,330           4,130
Real estate owned (REO)                 203             548
                                     ------          ------
    Total nonperforming assets       $4,533          $4,678
                                     ======          ======
Nonperforming loans to total
  loans                                1.34%           1.30%
Nonperforming assets to total
  assets                               0.93%           1.00%
Allowance for loan losses to
  total loans                          0.86%           0.91%
Allowance for loan losses to
  nonperforming loans                 64.04%          69.52%
Allowance for loan losses to
  nonperforming assets                61.17%          61.37%
Net charge-offs as a percentage
  of total loans                       0.25%           0.25%

Allowance for Loan Losses

     The provision for loan losses is an amount charged against earnings to fund the allowance for possible future losses on existing loans. In order to determine the amount of the provision for loan losses, PSB conducts a monthly review of the loan portfolio to evaluate overall credit quality. In establishing its allowance for loan losses, management considers the size and risk exposure for each segment of the loan portfolio, past loss experience, current indicators such as the present levels and trends of delinquency rates and collateral values, and the potential losses for future periods. The provisions are based on management's review of the economy, interest rates, general market conditions, and in certain instances, an estimate of net realizable value (or fair value) of the collateral, as applicable, considering the current and anticipated future operating environment. These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for loan losses. As adjustments become identified, they are reported in earnings for the period in which they become known. Management believes that it makes an informed judgment based upon available information. The adequacy of the allowance is reviewed quarterly by the Board of Directors.

     It is the objective of PSB's evaluation process to establish the following components of the allowance for loan losses: a specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses. Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflects the current risk to PSB. As a general rule, special mention assets will have a minimum reserve of 3.05%, substandard assets will have a minimum reserve of 20%, and doubtful assets will have a minimum reserve of 50%. Loans classified as losses are charged off against the reserve. A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in PSB's market risk exposure since December 31, 2001.

Item 4  Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures. PSB's principal executive officers and principal financial officer have concluded that PSB's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within (90) days prior to the filing date of this Form 10-Q, are effective.

        (b) Changes in Internal Controls. There have been no significant changes in PSB's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  OTHER INFORMATION

Item 1    Legal Proceedings
          Incorporated by reference to PSB's Annual Report on Form 10-K filed with Securities and Exchange Commission on April 1, 2002.

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

                              PSB BANCORP, INC


                              By:/s/Vincent J. Fumo
                                 --------------------------------
                                 Vincent J. Fumo,
                                 Chairman of the Board, Co-Chief
                                   Executive Officer & Director


                              By:/s/Anthony DiSandro
                                 --------------------------------
                                 Anthony DiSandro,
                                 President, Co-Chief Executive
                                   Officer & Director


                              By:/s/John Carrozza
                                 --------------------------------
                                 John Carrozza
                                 (Principal Financial Officer and
                                   Chief Accounting Officer)



November 14, 2002



                          CERTIFICATIONS

     I, Vincent J. Fumo, Co-Chief Executive Officer of PSB
Bancorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PSB Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                /s/Vincent J. Fumo
                                --------------------------------
                                Vincent J. Fumo
                                Co-Chief Executive Officer



     I, Anthony DiSandro, Co-Chief Executive Officer of PSB
Bancorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PSB Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                              /s/Anthony DiSandro
                              --------------------------------
                              Anthony DiSandro
                              Co-Chief Executive Officer



     I, John Carrozza, Chief Financial Officer of PSB Bancorp,
Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PSB Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                              /s/ John Carrozza
                              --------------------------------
                              John Carrozza
                              Chief Financial Officer