Form 10-K
period 2002-12-31
PSB BANCORP INC
filed 2003-03-31
CIK 1047537

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark one)

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
                              December 31, 2002, or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

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

                                 (215) 979-7900
               Registrant's telephone number, including area code:

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock (no par value)

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     /X/               No     / /

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting and non-voting common equity of the Registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of March 28, 2002 was $6.90. As of March
28, 2002, the Registrant had 4,534,611 shares of common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act) [ ] Yes [X] No

As of June 30, 2002 the aggregate market value of the 4,534,611 shares of voting and non-voting common equity of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $35,369,966. This figure is based on the last known sales price, prior to June 30, 2002, reported to the Registrant of $7.80 per share for Common Stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

                    Documents incorporated by reference: None

                                PSB BANCORP, INC.

                                    FORM 10-K

                      For the Year Ended December 31, 2002

                                Table of Contents

                                                                        Page No.
PART I
Item 1.         Description of Business                                     4
Item 2.         Description of Property                                    10
Item 3.         Legal Proceedings                                          10
Item 4.         Submission  of  Matters  To a Vote  of  Securities         10
                Holders

PART II
Item 5.         Market for Common  Equity and Related  Stockholder         11
                Matters
Item 6.         Selected Financial Data                                    11
Item 7.         Management's  Discussion and Analysis of Financial         13
                Condition and Results of Operations
Item 7A         Quantitative and Qualitative Disclosure About
                Market Risk                                                36
Item 8.         Financial Statements                                       37
Item 9.         Changes In and Disagreements with Accountants on           38
                Accounting and Financial Disclosure

PART III
Item 10.        Directors, Executive Officers, Promoters and               38
                Control Persons; Compliance with Section 16(a) of
                the Exchange Act
Item 11.        Executive Compensation                                     39
Item 12.        Security Ownership of Certain Beneficial Owners            48
                and Management
Item 13.        Certain Relationships and Related Transactions             50
Item 14.        Controls and Procedures                                    50

PART IV
Item 15.        Exhibits and Reports on Form 8-K                           51

PART I

ITEM 1.  BUSINESS

     PSB Bancorp, Inc. ("PSB") was organized as a Pennsylvania business corporation on October 3, 1997 for the purpose of becoming a holding company for First Penn Bank (the "Bank.") PSB is subject to regulation by the Federal Reserve Bank of Philadelphia, and its principal business is the ownership of First Penn Bank. At December 31, 2002, PSB had total assets of $496.8 million, total deposits of $442.2 million and shareholders' equity of $46.2 million.

     On October 12, 1999, PSB completed its acquisition of First Bank of Philadelphia. In connection with the acquisition, each outstanding share of First Bank of Philadelphia was exchanged for .857 shares of PSB common stock ("Common Stock.") In addition, options to acquire 1,612,500 shares of First Bank of Philadelphia were converted into options to acquire 1,381,912 shares of Common Stock. Subsequent to the conversion of the options, 1,371,200 of the original First Bank of Philadelphia options were deemed by PSB to be invalid and were voided. Certain of the purported optionholders are contesting this determination. See "Legal Proceedings."

     As part of the transaction, PSB merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank of Philadelphia, which held a state commercial bank charter. The resulting operating subsidiary operates under the name of First Penn Bank and holds a state commercial bank charter. This provides the Bank with greater lending flexibility.

     On June 29, 2001, PSB acquired Jade Financial Corp. ("Jade") and its wholly-owned subsidiary, IGA Federal Savings Bank ("IGA"), in a cash transaction valued at approximately $25 million. As part of that transaction, IGA which held a federal thrift charter was merged with and into the Bank. The Bank operates 12 full-service offices, eight of the offices are located in Philadelphia, Pennsylvania, one office is located in Montgomery County, Pennsylvania, one office in Bucks County, Pennsylvania, one office in Delaware County, Pennsylvania and one office in Chester County, Pennsylvania.

     The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area and investing the deposits in loans secured by residential mortgage loans, commercial real estate loans, commercial business loans, construction loans, student loans, and mortgage-backed securities. The Bank's deposits are insured by the Savings Association Insurance Fund of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the 1995 mutual holding company reorganization or in connection with the acquisition of IGA. Deposits accepted by the Bank after the mutual holding company reorganization or as a result of the acquisition of First Bank of Philadelphia are insured by the FDIC's Bank Insurance Fund.

     Historically, the Bank focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences for retention in the Bank's portfolio. As part of a strategy to diversify its loan portfolio, achieve a higher net interest margin, and reduce interest rate risk, the Bank has increased its origination of construction loans, commercial real estate loans, commercial business loans, multifamily real estate loans, consumer loans, and student loans. The Bank is continuing to pursue its strategy of increasing its concentration in commercial lending.

     The addition of the IGA loan portfolio with a high concentration of consumer loans, particularly automobile and personal loans has helped diversify the Bank's loan portfolio. The acquisition of Jade also provided the Bank with an additional five branch offices in Philadelphia and the counties surrounding the Philadelphia metropolitan area which increased the Bank's geographical reach and provided access to a larger customer base.

     Through the Bank's subsidiary, Transnational Mortgage Company, the Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination, purchase, sale, and servicing of first mortgage loans secured by one- to four-family homes. Such loans are sold either as individual loans, as mortgage-backed securities, or as participation certificates issued or guaranteed by FNMA or FHLMC. Loans may be sold either on a servicing retained or servicing released basis.

     The Bank's principal sources of funds are deposits and the principal and interest payments on loans, investment securities, and mortgage-backed securities. The Bank has available credit with the Federal Home Loan Bank of Pittsburgh ("FHLB.") At December 31, 2002, the Bank had no advances outstanding with the FHLB. The Bank's principal source of income is interest received from loans, investment securities and mortgage-backed securities. The Bank's principal expenses are the interest paid on deposits and borrowings and the cost of employee compensation and benefits.

BUSINESS STRATEGY

     PSB's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner. Generally, PSB seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated residential first mortgage, commercial real estate loans, commercial business loans, construction loans, student loans, mortgage-backed securities, and other liquid investment securities. PSB's business strategy incorporates the following elements: (1) increasing deposits by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its lending operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey, and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing primarily the origination of commercial real estate, construction, commercial business loans, and consumer loans that generally bear higher interest rates and have shorter terms than residential mortgage loans.

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

PERSONNEL

     As of December 31, 2002, PSB and the Bank had 132 full-time and 5 part-time employees. The Bank is not a party to any collective bargaining agreements.

COMPETITION

     In the Philadelphia metropolitan market area, the banking business is highly competitive. The Bank competes with local commercial banks as well as numerous regional commercial banks that have assets, capital, and lending limits significantly larger than those of the Bank. The Bank also competes with thrift institutions, savings institutions, credit unions, issuers of commercial paper and other securities, and other non-depository institutions. The Bank seeks to be competitive with respect to interest rates paid and charged, and for service charges on customer accounts.

     Among the additional advantages many of the Bank's competitors have over the Bank in addition to larger asset and capital bases, are the ability to finance wide-ranging advertising campaigns and to allocate their deposits and other funding to the geographic regions offering highest yield and demand. Many international banking services are indirectly offered by the Bank's competitors through correspondent relationships. By virtue of their greater capital base, most competitors have a substantially higher lending limit than the Bank.

     Although the Bank is at some disadvantage when competing with larger banks, the Bank believes that its philosophy of providing high-quality service to small and mid-size customers offsets much of the bigger banks' advantages and provides a unique opportunity to add to the growth of the Bank.

REGULATION OF FIRST PENN BANK

     As a state-chartered bank, the Bank is subject to regulation, supervision, and regular examination by the Pennsylvania Department of Banking (the "Department") and is subject to the applicable provisions of the Pennsylvania Banking Code of 1965, as amended (the "Banking Code.") The Bank is a member of the Federal Reserve System and is subject to regulation, supervision, reporting requirements, and regular examinations by the Federal Reserve Board. In addition, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured account holder. Some aspects of the lending and deposit business that are regulated by the Federal Reserve Board and the FDIC include personal lending, commercial lending, mortgage lending, reserve requirements against certain deposit and loan accounts and the maintenance of the requisite capital to asset ratios. The Bank is also subject to numerous federal, state, and local laws and regulations that set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms, and discrimination in credit transactions. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to changes in federal and state legislation and regulation that may negatively affect the cost of doing business.

     In December of 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provided increased funding for the FDIC Bank Insurance Fund ("BIF") and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure, a leverage ratio, and certain other factors. A bank is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. At December 31, 2002, First Penn Bank was "well-capitalized" under these regulations.

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

     PSB is subject to restrictions under federal law that limit its ability to receive funds from the Bank, whether in the form of loans, other extensions of credit, investments, and asset purchases. Such transfers by the Bank to PSB are generally limited in amount to 10% of the Bank's capital and surplus. Furthermore, any loans or extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Bank has never made any loan or extension of credit to PSB nor has it purchased any assets from PSB.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The stated goals of this sweeping legislation are to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including PSB, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act.") The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. The legislation also requires the national securities exchanges and Nasdaq to adopt rules relating to certain matters, including the independence of members of a company's audit committee as a condition to listing or continued listing. Given the extensive Securities and Exchange Commission role in implementing rules relating to many of the new requirements, the final scope of these requirements remains to be determined at this time, although PSB does not believe that the application of these new rules to PSB as they become effective will have a material effect on its financial position or results of operations.

NATIONAL MONETARY POLICY

     As previously indicated, the earnings and growth of the Bank are, and will continue to be, affected by the policies of the regulatory authorities, including the Pennsylvania Department of Banking, the Federal Reserve, and the FDIC. In addition to the supervisory and regulatory duties as they are related to operation of a bank, the Federal Reserve is also responsible for the regulation of the United States money supply and certain credit conditions. Among the means available to the Federal Reserve to implement their objectives are open market operations in U.S. government securities, establishing the interest rate on temporary loans made to banks (i.e., the discount rate), and other measures. Alternatives to controlling economic conditions are used in varying combinations to influence overall growth and credit distribution, lending, investing, and savings. The effect of these various controlling influences may affect interest rates charged on loans or paid on deposits.

     Bank profitability is significantly dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and borrowed money and the interest received by a bank on securities held in its investment portfolio, and loans originated and maintained by the bank comprise the major portion of a bank's earnings. Thus, the earnings and growth of a bank will be subject to the influence of economic conditions, both domestic and foreign, and on the levels of and changes in interest rates. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be predicted.

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

     Under the Federal Reserve Act ("FRA"), as amended, if losses have at any time been sustained by the Bank, equal to or exceeding its undivided profits then on hand, no dividend shall be made; and no dividends shall ever be made in an amount greater than the Bank's net profits. Cash dividends must be approved by the Federal Reserve, if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve has the authority under the FRA to prohibit the payment of cash dividends by a bank when it determines such payment to be an "unsafe and unsound banking practice" under the existing circumstances. (See Financial Statements--Regulatory Matters--Note P.)

TRANSACTIONS WITH AFFILIATES

     Extensions of credit by the Bank to executive officers, trustees, and principal shareholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O. These rules limit the aggregate amount of loans to any such individual and their related interests, and require that all such loans be pre-approved by the full board of directors of the Bank, voting without such person being present. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of such persons, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, trustees, principal shareholders, or employees of the institution. Loans can be made to employees, including executives and trustees, on more favorable terms than to the general public, if all employees are eligible for such preferential terms. Regulation O also sets forth additional limitations on extensions of credit by an institution to its executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O.

ITEM 2.  DESCRIPTION OF PROPERTY

     As of December 31, 2002, the Bank conducted its business through an executive/administrative office and 12 full-service branch offices. The aggregate net book value of the Bank's office premises and equipment was $3.0 million as of December 31, 2002. The Bank is leasing its center city Philadelphia, Pennsylvania full-service office and executive office for a term of eleven years, it's 1632 Walnut Street, Philadelphia, Pennsylvania office for ten years, its Media, Pennsylvania office for a term of four years, its Chesterbrook, Pennsylvania office for a term of five years, and its 23rd Street, Philadelphia, Pennsylvania office, on a month to month basis. Lease expense for the years ended December 31, 2002, 2001, and 2000 was $740,000, $520,000, and $468,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     In the fourth quarter of 2001, PSB declared 1,371,200 options previously issued by First Bank of Philadelphia to be void because PSB believes, among other reasons, that these options were unlawfully and improperly granted.

     On March 6, 2002, certain of the purported optionholders brought an action in United States District Court for the Eastern District of Pennsylvania to have the voided options declared valid and enforceable, or, alternatively, seeking aggregate damages of not less than $4.3 million.

     Management of PSB strongly believes that the options are invalid and intends to vigorously defend the action. However, there can be no assurance regarding the eventual outcome of this litigation.

     Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. At this time, there are no such claims or proceedings that are material to the operations of the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     PSB's annual meeting of shareholders was held on December 30, 2002. The following matter was voted upon and approved by the vote indicated.

                                  Matter No. 1

     The election of two Class II directors to hold office for three years from the date of election:

            NOMINEE                             VOTING RESULTS

            Anthony DiSandro           For:                  3,992,410
                                       Withheld:               576,399

            Rosanne Pauciello          For:                  4,049,126
                                       Withheld:               519,683

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of PSB is traded over-the-counter on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "PSBI." The following table sets forth the high and low bid prices for PSB's common stock, as reported by Nasdaq. The following quotes reflect inter-dealer prices without retail mark-up, markdown, or commission and may not necessarily represent actual transactions. As the table indicates, PSB did not declare any cash dividends for the periods indicated.

                          2002                  2001            Cash
                       Bid Prices            Bid prices       Dividend
                    High        Low        High       Low     Declared
First Quarter        7.50      7.350       5.188     4.063          -
Second Quarter       7.80       7.70        5.15     4.188          -
Third Quarter       6.720      6.710        6.16      4.90          -
Fourth Quarter      7.460      7.460        6.17      5.28          -

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of the Financial Condition and Results of Operations" of PSB and the financial statements of PSB included elsewhere herein (Dollars in thousands, except for per share data.)

                                      2002          2001          2000          1999          1998
                                   ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA
Total assets                       $  496,780    $  467,644    $  254,819    $  279,608    $  227,486
Cash and cash equivalents             110,269        54,756        17,906        17,275        47,527
Loans receivable, net                 288,630       297,180       145,856       167,787       121,240
Loans held-for-sale                    18,855        17,142         9,080         8,221         6,938
Investment securities                  10,953         5,749        24,596        30,435        21,447
Mortgage-backed securities             45,245        66,495        43,137        46,957        23,400

                                      2002          2001          2000          1999          1998
                                   ----------    ----------    ----------    ----------    ----------
Deposits                              442,224       404,560       202,936       193,210       185,654
Shareholders' equity                   46,166        41,415        35,982        36,047        36,130
Book value per share                     9.81          9.13          8.79          8.26          8.22

SUMMARY STATEMENT OF OPERATIONS
Interest income                        31,698        26,928        21,139        18,561        15,226
Interest expense                       13,252        14,011        10,624         9,219         7,800
Net interest income                    18,446        12,917        10,515         9,342         7,426
Provision for loan losses               1,437           270           100           200           283
Net interest income after
provision for loan losses              17,009        12,647        10,415         9,142         7,143
Non-interest income                     3,081         1,554           586           521         1,373
Non-interest expense                   17,052        10,240         8,225         7,806         6,517
Loss on investment in Iron
Bridge Holdings, Inc.                      32           154           101             -             -
Loss on investment in
ZipFinancial.com, Inc.                      -             -         2,500             -             -
Income before income taxes              3,006         3,807           175         1,857         2,006
Income tax provision                    1,189           755            10          (227)          342
Income before cumulative effect of
  accounting change                     1,817         3,502           165         2,084         1,664
Cumulative effect of
  accounting change                     1,329             0             0             0             0
Net income                              3,146         3,052           165         2,084         1,664

PER SHARE DATA
Income before cumulative effect of
  accounting change - basic            $ 0.43        $ 0.73        $ 0.04        $ 0.48        $ 0.38
                                       ======        ======        ======        ======        ======
Income before cumulative effect of
  accounting change - diluted          $ 0.42        $ 0.72        $ 0.04        $ 0.47        $ 0.32
                                       ======        ======        ======        ======        ======
Cumulative effect of accounting
  change - basic                       $ 0.32        $   --        $   --        $   --        $   --
                                       ======        ======        ======        ======        ======
Cumulative effect of accounting
  change - diluted                     $ 0.32        $   --        $   --        $   --        $   --
                                       ======        ======        ======        ======        ======
Net income - basic                     $ 0.75        $ 0.73        $ 0.04        $ 0.48        $ 0.38
                                       ======        ======        ======        ======        ======
Net income - diluted                   $ 0.74        $ 0.72        $ 0.04        $ 0.47        $ 0.82
                                       ======        ======        ======        ======        ======

PERFORMANCE DATA
Return on average assets                 0.69%         0.72%        0.005%         0.76%         0.81%
Return on average equity                 7.60%         7.74%         0.04%         5.79%         5.94%
Equity to assets                         9.32%         8.86%        14.17%        12.89%        15.88%
Interest rate spread                     3.80%         2.80%         3.17%         2.66%         2.89%

ASSET QUALITY DATA
Non-performing loans to total
loans                                    1.44%         1.30%         1.98%         1.16%         1.83%
Non-performing assets to total
assets                                   0.98%         1.00%         1.63%         1.11%         1.60%
Allowance for loan losses to
total loans                              1.16%         0.91%         0.86%         0.69%         0.80%
Allowance for loan losses to
non-performing loans                    80.42%        69.52%        43.59%        59.82%        43.56%
Allowance for loan losses to
non-performing assets                   74.11%        61.37%        32.58%        39.65%        28.29%
Net charge-offs as a percentage
of total loans                           0.28%         0.25%            -             -          0.21%
Loans past due 90 days or more
as to interest or principal
and accruing interest                       -             -             -           180             -
Non-accrual loans                       4,480         4,130         3,095         1,882         2,367
Total non-performing loans              4,480         4,130         3,095         2,062         2,367
Real estate owned (REO)                   382           548         1,046         1,047         1,277
Total non-performing assets             4,862         4,678         4,141         3,109         3,644

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

     The following discussion and analysis of the financial condition and results of operations of PSB should be read in conjunction with the consolidated financial statements of PSB, including the related notes thereto, included elsewhere herein.

GENERAL

     PSB's results of operations depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable, investment securities, and interest earning deposits while its interest-bearing liabilities consist primarily of deposits. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

IMPACT OF INFLATION

     The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

     Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. In connection with SFAS No. 142, transitional goodwill impairment evaluation, on January 1, 2002, after the reevaluation of certain deferred assets relating to the acquisition of Jade Financial Corp., PSB recognized a cumulative effect of an accounting change of $1.3 million which represented the remaining unamortized portion of negative goodwill.

     Allowance for Credit Losses

     PSB uses the reserve method of accounting for credit losses. The balance in the allowance for loan losses is determined based on management's review and evaluaton of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for credit losses. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

     While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the regulators, as an integral part of their examination process, periodically reviews PSB's allowance for loan losses. The regulators may require the Banks to recognize additions to the allowance for credit losses based on their judgements about information available to them at the time of their examination.

      Income Taxes

      Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Based upon the review of all components of the deferred tax assets and liabilitites, future taxable income of PSB and regulatory guidelines, Management has determined that no allowance is deemed necessary at December 31, 2002. However, circumstances could arise that would require management to revisit the need for such an allowance.

PERFORMANCE OVERVIEW

     PSB's net income for 2002 was $1.8 million or $0.42 on a diluted per share basis before the cumulative effect of an accounting change and $3.1 million or $0.74 on a diluted per share basis after the cumulative effect of an accounting change, compared to net income of $3.0 million or $0.72 per diluted share for 2001 and net income of $165,000 or $0.04 per diluted share for 2000. The results for 2002 were impacted by an additional provision for loan losses of $830,000 or $0.20 per share in the fourth quarter and non-recurring expenses related to the cost of a computerized accounting system conversion during 2002 of $702,000 or $0.17 per share. PSB also realized a facility fee of $482,000 or $0.11 per share in the fourth quarter. The overall increase in PSB's revenue in 2001 from 2000 was primarily due the acquisition of the income producing assets of Jade, and a $2.5 million equity investment write-down in 2000.

     Upon adoption of SFAS No. 142, on January 1, 2002, after the revaluation of certain deferred assets relating to the acquisition of Jade, PSB recognized a cumulative effect of an accounting change of $1.3 million which represented the remaining unamortized portion of negative goodwill related to the Jade acquisition.

     In the fourth quarter of 2002, management increased the loan loss reserve by $803,000 in accordance with the application of Staff Accounting Bulletin (SAB) No. 102 for calculating the reserve for loan losses. The additional provision was not necessitated by any specific problem loan but was based on an expected increase in the commercial and consumer loan portfolio which is more susceptible to risk, as well as any adjustments to the economic component analysis. Management believed an increase in the loan loss reserve was warranted.

     On November 2, 2002, the Bank completed a successful core hardware and software conversion to the OSI system from the Fiserv Summit system to enhance the quality of our banking services at a cost of $702,000. Management recognized that the Fiserv Summit system was satisfactory for the short term needs of the Bank, however, it was determined that the system would not be adequate to support the Bank's future growth plans as a commercial bank.

     Additionally, PSB received a facility fee of $482,000 in partial consideration for the origination of a commercial real estate loan. The borrower agreed to pay to the Bank a fee equal to 25% of the borrower's net receipts. This amount was payable upon the occurrence of (i) the sale by the borrower of its interest in the real property, or (ii) the date that is six months after the date the borrower acquires title to all or a portion of the real property. The Bank realized a facility fee income of $482,000 in the fourth quarter of 2002 from this loan.

NET INTEREST INCOME AND AVERAGE BALANCES

     Net interest income is the key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income in 2002 of $18.4 million was $5.5 million or 42.6% higher than 2001 net interest income of $12.9 million. The Bank's net interest income of $12.9 million in 2001 was $2.4 million or 22.9% higher than 2000's net interest income of $10.5 million. In 2002, total interest income increased $4.8 million to $31.7 million from $26.9 million in 2001. In 2001 total interest income increased $5.8 million to $26.9 million from $21.1 million in 2000. The Bank had a decrease in total interest expense in 2002 of $759,000 compared to an increase in 2001 of $3.4 million. In 2002, both net interest income; and interest income increased primarily due to the acquisition of the Jade loan portfolio.

     The Bank's net interest margin, net interest income divided by total average interest-earning assets, increased 78 basis points to 4.07% in 2002 from 3.29% in 2001. The increase is related to a facility fee of $482,000 realized in the fourth quarter and an improvement in the Bank's yield on other interest-earning assets and a lower cost of funds primarily time deposits and borrowed funds. In 2001, the net interest margin decreased 87 basis points to 3.29% in 2001 from 4.16% in 2000, primarily due to an increase in the volume of the Bank's variable-rate loan portfolio due to the acquisition of Jade and an overall decline of interest rates resulting from a steady reduction of the prime rate by the Federal Reserve.

     The Bank's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest- bearing liabilities, increased 100 basis points to 3.80% in 2002 from 2.80% in 2001. In 2001, the Bank experienced a decrease of 37 basis points to 2.80% from 3.17% for 2000. During the twelve month period of 2002, the Bank experienced an overall increase in interest-earning assets of 15 basis points to 7.00% in 2002 from 6.85% in 2001 and an overall decrease in interest-bearing liabilities. The rate paid on those liabilities decreased by 85 basis points to 3.20% in 2002 from 4.05% in 2001. Although in 2001, the Bank experienced an overall increase in interest-bearing liabilities, the rate paid on those liabilities decreased by 115 basis points to 4.05% from 5.20% in 2000, while the yield earned on interest- earning assets decreased a greater 152 basis points, resulting in the compression of the net interest spread.

     The Bank's yield on average interest-earning assets increased to 7.00% for 2002 compared to 6.85% in 2001. In 2000, the Bank's yield on average interest-earning assets was 8.37%. Average loans of $320.0 million at December 31, 2002 represented 71% of total interest-earning assets, providing an average yield of 8.25%, average loans of $275.8 million at December 31, 2001, represented 70% of total average interest-earning assets, and provided an average yield of 7.77%, compared to average loans of $167.1 million at December 31, 2000, representing 66% of total average interest-earning assets, and providing an average yield of 9.60%. The 48 basis point increase in the yield on the loan portfolio in 2002 was primarily due to a $482,000 facility fee received in the fourth quarter. The substantial decrease in the yield on the loan portfolio in 2001 was due to the general decrease in overall interest rates due to numerous and rapid decreases in the federal funds rate inacted by the Federal Reserve. Average investments and interest-earning deposits with banks increased $16.0 million or 13.67% at December 31, 2002, compared to an increase of $32.0 million or 37.36% at December 31, 2001. At December 31, 2001, average investments and interest-earning deposits with banks increased $31.9 million or 37.36% to $117.3 million, from $85.4 million at December 31, 2000. The increase in average investments and interest-earning deposits with banks in 2002 is primarily due to an increase in deposits and a decrease in loans. Due to the volatile market, consumers have become more conservative in investing their funds. Instead of investing in the stock market they have chosen to invest in safer instruments such as money markets and time deposits. Due to the competitive market on interest rates, the bank has experienced a high volume of run-off of consumer and mortgage loans.

     At December 31, 2002, total average-interest bearing liabilities increased $68.3 million or 19.75% to $414.1 million compared to $345.8 million at December 31, 2001. Total average interest-bearing liabilities decreased $141.5 million or 69.24% to 345.8 million at December 31, 2002, from $204.1 million at December 31, 2000. Total interest expense decreased $759,000 at

December 31, 2002 to $13.3 million as compared to a total interest expense decrease of $3.4 million to $14.0 million at December 31, 2001, from $10.6 million in 2000. The Bank's cost of funds over the last three years was 3.20% in 2002, 4.05% in 2001 and 5.20% in 2000.

     The increase in the PSB's liquidity position at December 31, 2002 is attributable to higher than anticipated prepayments on loans and investment securities, an increase in deposit activity, lower than anticipated loan volume in the fourth quarter of 2002, and the uncertainties within the current interest rate environment.

     As management continues to implement its strategic mission of growth and profitability by deploying more liquid assets for continued loan growth, primarily in consumer and commercial lending, liquidity levels will resume more acceptable and traditional target levels and ratios. To the extent that liquidity exceeds projected levels, excess liquidity will be reinvested in the Bank's normal investment activities.

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

                                                                   Year Ended December 31,
                                             2002                             2001                               2000
                               --------------------------------   -------------------------------   ------------------------------
                                 Average                 Yield/    Average                Yield/      Average                Yield/
                                 Balance     Interest     Rate     Balance     Interest    Rate       Balance      Interest  Rate
                               ----------   ---------   -------   ---------   ---------   -------   -----------   ---------  -----
                                                                 (Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning
deposits                       $   65,414   $   1,102      1.68%  $  17,046        $458      2.69%  $    12,601   $     239   1.90%
Investment securities              13,226         795      6.01      39,757       1,533      3.86        28,405       1,835   6.46

Mortgage-backed
securities                         54,725       3,437      6.28      60,526       3,516      5.81        44,409       3,011   6.78
Net loans                         319,508      26,364      8.25     275,753      21,421      7.77       167,250      16,054   9.60
                               ----------   ---------             ---------   ---------             -----------   ---------
Total interest-
earning assets                 $  452,873   $  31,698      7.00%    393,082   $  26,928      6.85%      252,665   $  21,139   8.37%
Noninterest-earning
assets                             33,690                            27,494                               9,880
                               ----------                         ---------                         -----------
Total assets                   $  486,563                         $ 420,576                         $   262,545
                               ==========                         =========                         ===========
LIABILITIES
Interest-bearing liabilities:
Now checking accounts          $   14,359   $     226      1.57%    $14,046   $     175      1.25%  $    15,150   $     316   2.09%
Money market accounts              62,386       1,609      2.58      21,820         489      2.24        10,373         425   4.10
Savings deposits                   95,849       1,847      1.93      71,304       1,485      2.08        28,866         851   2.95
Certificates                      228,003       9,245      4.05     225,286      11,301      5.02       114,812       6,450   5.62
                               ----------   ---------             ---------    --------             -----------   ---------
Total deposits                    400,597      12,927      3.23     332,456      13,450      4.05       169,201       8,042   4.75
Borrowed money                     13,436         325      2.42      13,299         561      4.22        35,103       2,582   7.36
                               ----------   ---------             ---------   ---------             -----------   ---------
Total interest-bearing
liabilities                       414,033      13,252      3.20%    345,755      14,011      4.05%      204,304      10,624   5.20%
Non-interest-bearing
liabilities                        28,046                            35,440                              21,375
                               ----------                         ---------                         -----------
Total liabilities                 442,079                           381,195                             225,679
Retained earnings or
shareholders' equity               44,484                            39,381                              36,866
                               ----------                         ---------                         -----------
Total liabilities and
retained earnings or
shareholders' equity           $  486,563                         $ 420,576                         $   262,545
                               ==========                         =========                         ===========
Net interest income                         $  18,446                         $  12,917                           $  10,515
Interest rate spread                                       3.80%                             2.80%                            3.17%
Net yield on interest-
earning assets                                             4.07%                             3.29%                            4.16%
Ratio of interest-earning

assets to interest-
bearing liabilities                                        1.09x                             1.24x                            1.14x

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

                                2002 versus 2001                  2001 versus 2000
                               Increase (decrease)              Increase (decrease)
                               -------------------              -------------------
                                                   Net                             Net
                           Volume      Rate      Change     Volume     Rate      Change
                          -------    -------    -------    -------    -------    -------
Interest Income:
Interest bearing
deposits with banks       $   816    ($  172)   $   644    $   120    $   100    $   220
Investment securities      (1,593)       855       (738)       438       (739)      (301)
Mortgage-backed
securities                   (363)       284        (79)       936       (431)       505
Loans                       3,619      1,324      4,943      8,431     (3,061)     5,370
                          -------    -------    -------    -------    -------    -------
Total interest income       2,479      2,291      4,770      9,925     (4,131)     5,794

Interest Expense

Now checking accounts           6         45         51        (14)      (127)      (141)
Money market accounts       1,046         74      1,120        256       (193)        63
Savings accounts              469       (107)       362        883       (251)       632
Certificates of deposit       129     (2,185)    (2,056)     5,546       (689)     4,857
Borrowings                      3       (239)      (236)      (920)    (1,102)    (2,022)
                          -------    -------    -------    -------    -------    -------
Total interest expense      1,653     (2,412)      (759)     5,751     (2,362)     3,389

Net change in net
interest income           $   826    $ 4,703    $ 5,529    $ 4,174    ($1,769)   $ 2,405
                          =======    =======    =======    =======    =======    =======

PROVISION FOR LOAN LOSSES

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The Bank allocated $1.4 million, $270,000 and $100,000 as additions to the allowance for loan loss and had charge-offs against the allowance of $856,000, $788,000 and $0 for the years ended December 31, 2002, 2001, and 2000, respectively. The additional provision was not necessitated by any specific problem loan. Based on an expected increase in the commercial and consumer loan portfolios which are more susceptible to risk, as well as any adjustments to the economic component analysis, management believes an increase in the loan loss reserve was warranted.

     The methodology for determining the adequacy of the allowance for loan loss considers both risk and economic factors. The analysis includes all types of loans, with the applied methodology commensurate to the risk assessment for the portfolio and present economic conditions. The risk rating of the loan portfolio is updated quarterly by management and utilized for an overall assessment of the loan loss reserve adequacy, the results of which are reported quarterly to the Board. The results of the assessment of the adequacy of the loan loss reserve, utilizing the risk ratings and economic factors, receive the close attention of management on an ongoing basis, with appropriate revisions made to the methodology in accordance with regulatory standards, changes in lending policies, economic/business conditions, past due/classified loans, quality of loan review, concentration of credit, and examination input. It is important to note that an effective internal loan review function is an essential element in satisfactorily implementing the Bank's methodology.

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

Non-Interest Income

The following table provides a summary of non-interest income, by category of income, for the three years ended December 31, 2002, 2001, and 2000 (in thousands):

                                     Year Ended December 31,
                                     2002       2001      2000
                                   -------    -------   -------
Service fees on deposit accounts   $ 1,665    $ 1,074   $   412
Loss on write down of investment       (32)      (154)   (2,601)
Loss on sale of loans and ORE          (16)       (18)     (224)
Bank owned life insurance              560        310         -
Other                                  904        342       499
                                   -------    -------   -------
Total                                3,081      1,554    (1,914)
                                   =======    =======   =======

     The major source of non-interest income is income from bank owned life insurance and service fees on deposit accounts. Non-interest income increased $1.5 million or 98.26% to $3.1 million in 2002, which is primarily due to the bank receiving a full year of service fees and other income of Jade compared to six months in 2001 because the merger of Jade was not effective until July 1, 2001. The increase in the volume of non-interest income in 2001 is attributable to the acquisition of the fee-bearing deposit accounts of Jade and the income associated with the Bank Owned Life Insurance investment acquired from Jade. Without giving effect to the one-time extraordinary loss on investments of $2.5 million reflecting the write off of the BankZip.com investment in 2000, non-interest income increased $968,000 or 165.18% in 2001 which followed an increase of $65,000 or 12.48% in 2000.

NON-INTEREST EXPENSE

     The following table provides a summary of non-interest expense, by category of expense, for the three years ended December 31, 2002, 2001 and 2000 (in thousands):

                                        Year Ended December 31,
                                      2002       2001       2000
                                    --------   --------    -------
Salaries and employment benefits    $  8,294   $  5,053    $ 4,383
Rent and occupancy expense             1,932      1,154      1,162
Professional fees                      1,062        385        381
FDIC insurance expense                    73         38         37
General insurance                        246        138        139
Advertising                              257         66        129
Data processing fees                     677        594        356
Director fees                            388        282        246
Other operating expense                4,155      2,684      1,493
                                    --------   --------    -------
Total                               $ 17,084   $ 10,394    $ 8,326
                                    ========   ========    =======

     Total non-interest expense for 2002 increased $6.7 million or 64.36% to $17.1 million from $10.4 million in 2001. Total non-interest expense for 2001 increased $2.1 million to $10.4 million or 24.87% from $8.3 million in 2000. The increase in other operating expense is primarily due to non-recurring expenses related to a computer system conversion during 2002 of $702,000. On November 2, 2002, the Bank completed a successful core hardware and software conversion to the OSI system from the Fiserv Summit system to enhance the quality of our banking services. In 2002 and 2001 the increase in non-interest expense is primarily related to expenses incurred in the acquisition of Jade, reflecting a full year of non-interest expense in 2002 and six months in 2001.

INCOME TAXES

     PSB accounts for income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, leased assets, deferred loan fees and compensation. PSB had an income tax provision of $1.2 million, $755,000 and $10,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

     PSB's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources that include increases in core deposits, sales of certificates of deposits, loan principal repayments, loan maturities, and cash received on maturities or amortization of investment securities.

     The liquidity position of PSB is also strengthened by the availability of a $174.4 million credit facility with the FHLB. Advances are secured by FHLB stock and qualifying mortgage loans. There were no advances outstanding against this line at December 31, 2002 or at December 31, 2001.

     Management anticipates utilizing its liquidity to increase its commercial lending portfolio during the first half of 2003. In order to achieve this, management hired three additional commercial lending officers. Additional liquidity will be utilized to increase the Company's investment security portfolio in accordance with current ALCO policies and procedures.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the twelve month period ended December 31, 2002, net cash provided by operating activities was $4.8 million, compared to net cash used by operating activities of $1.6 million for the same period of 2001. During the twelve month period ended December 31, 2002, net cash provided by investing activities was $25.0 million, compared to net cash provided by investing activities of $19.6 million for the same period of 2001. Financing activities provided net cash of $25.7 million during the twelve months ended December 31, 2002, compared to $18.9 million in net cash provided in financing activities for the same period of 2001. The net result of these items was a $55.5 million increase in cash and cash equivalents for the twelve month period ended December 31, 2002, compared to a $36.9 million increase in cash and cash equivalents for the same period of 2001. The increase in cash and cash equivalents in 2002 is primarily due to the proceeds received from maturing investments of $22.7 million, consumer and residential loan due to payoffs of approximately $7.7 million, and an increase in deposits of $37.6 million.

     During 2000, net cash provided by operating activities was $3.6 million, investing activities provided $24.6 million in net cash and PSB's financing activities used $27.6 million in net cash. The major components within these two categories during 2000 were an increase in total loans receivable of $21.2 million and a decrease in investments purchased of $38.9 million. The net result of these items was a $631,000 increase in cash and cash equivalents for 2000.

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

     The blending of fixed and floating-rate loans and investments to match their pricing and maturity characteristics against those of the various funding sources is a continuous process in an attempt to minimize fluctuations in net interest income caused by changes in interest rates. The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity.

     One tool used by management to gauge the structure of the balance sheet is a "gap" analysis that categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate-sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At December 31, 2002, PSB had a one-year negative gap of $9.6 million and a gap ratio of 0.93 or 1.31% of total assets as of that date.

The following table shows the interest rate sensitive data at December 31, 2002 (in thousands):

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                       Balance
                                                                              More than   No Stated       at
Gap Table At December 31, 2002     0 -3 Months    4-12 Months     1-5 Yrs       5 Yrs     Maturity     12/31/02
                                   -----------    -----------    ---------    ---------   ---------    ----------
Interest bearing deposits
with banks                         $   105,946                                            $  4,323    $  110,269
Investment securities                    5,009    $     6,896    $  22,347    $  20,010      1,936        56,198
Mortgage loans                          19,938         29,271       39,178       17,513                  105,900
Commercial loans                        20,394         54,123       58,117       10,010                  142,644
Consumer loans                          17,699          6,308        8,532          296                   32,835
Construction loans                       1,135         24,506        4,068                                29,709
Loan loss reserve                                                                           (3,603)       (3,603)
Other assets                                                                                22,828        22,828
                                   -----------    -----------    ---------    ---------   --------    ----------
Total assets                       $   170,121    $   121,104    $ 132,242    $  47,829   $ 25,484    $  496,780
                                   ===========    ===========    =========    =========   ========    ==========

Non interest bearing deposits      $    21,821    $              $            $   9,992               $   31,813
NOW accounts                             2,089                                   18,801                   20,890
Money market accounts                   30,318                                   30,318                   60,636
Savings accounts                        19,510                                   74,144                   93,654
Time deposits                           16,827        130,568       89,967        1,266                  238,628
Borrowed funds                             885            190                                              1,075
Other liabilities                                                                         $  3,917         3,917
                                   -----------    -----------    ---------    ---------   --------    ----------
Total liabilities                       91,450        130,758       89,967      134,521      3,917       450,613
Shareholder's equity                                                                        46,167        46,167
                                   -----------    -----------    ---------    ---------   --------    ----------
Total liabilities and
shareholder's equity               $    91,450    $   130,758    $  89,967    $ 134,521   $ 50,081    $  496,780
                                   ===========    ===========    =========    =========   ========    ==========

GAP                                $    78,671    $    (9,654)   $  42,275    $ (86,693)  $(24,599)   $        0

Gap Ratio                                 1.86           0.93         1.47         0.36       0.51          1.00

Cumulative Gap                     $    78,671    $    69,017    $ 111,292    $  24,599   $      0    $        0

Cumulative Gap Ratio                      1.86           1.31         1.36         1.06       1.00          1.00

     Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on interest income. The effect that changing interest rates have on PSB's net interest income is simulated by increasing and deceasing interest rates. This simulation is known as rate shocking. The report below forecasts changes in PSB's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of PSB's existing assets and liabilities.

                                            Change in
                           Market Value     Market Value     Percentage
                           of Equity        of Equity        Change
                          -------------     ------------     -----------
+300 Basis Points                68,252           16,592           32.12%
+200 Basis Points                64,596           12,936           25.04%
+100 Basis Points                59,051            7,391           14.31%
Flat Rate                        51,660                -            0.00%
-300 Basis Points                43,296           (8,364)         -16.19%
-200 Basis Points                33,965          (17,695)         -34.25%
-100 Basis Points                24,670          (26,990)         -52.25%

     A plus or minus 300 basis point rate shock test for the internal rate of return indicates at most limited economic value sensitivity to changes in interest rates. A rate shock internal rate of return test indicates internal rate of return reductions as rates rise and larger losses as rates decline. The Bank's largest exposure is a 52.25% reduction in the internal rate of return in a minus 100 basis point scenario and a loss of 32.12% in a plus 300 basis point scenario.

     In the event PSB should experience a mismatch in its desired gap ranges or and excessive decline in its market value of equity resulting from changes in interest rates, it has a number of options which it could utilize to remedy such a mismatch. PSB could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize growth in loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.

     There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

The commitment expiration periods for commitments of the Company as of December 31, 2002 are as follows:

                                                            Commitment Period
                                       -------------------------------------------------------------
                                       Total
                                       Amount       One Year
                                       Committed    or Less     1 - 3 yrs    4 - 5 yrs    Over 5 yrs
                                       ---------    --------    ---------    ---------    ----------
COMMITMENTS
     Lines of credit                   $  29,469    $ 12,201    $  17,268    $       -    $        -
     Unfunded residential mortgages       19,490      19,490            -            -             -

     Standby letters of credit             1,564       1,564            -            -             -
     Leases                                2,389         702         1,087         399           201
                                       ---------    --------    ---------    ---------    ----------
             Total commitments         $  52,912    $ 33,957    $  18,355    $     399    $      201
                                       =========    ========    =========    =========    ==========

CAPITAL ADEQUACY

     The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 2002, the Bank was required to have minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at December 31, 2002 were 11.37% and 12.53%, respectively, and the Bank's Tier I leverage ratio was 7.23%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category. Capital ratios increased during 2002 over 2001 due to a 3.08% increase in net income versus only a 2.35% increase in total risk-adjusted assets. Capital ratios decreased during 2001 over 2000 due to a 106.8% increase in total risk adjusted assets due to the acquisition of Jade and a decrease in Tier 1 and total capital from 2000 to 2001. Following are the Bank's capital ratios at December 31, 2002, 2001 and 2000 (Dollars in thousands):

                                     2002         2001         2000
                                  ---------    ---------    ---------
Tier I Capital                    $  35,346    $  32,574    $  34,183
Tier II Capital                       3,608        2,871        1,349
                                  ---------    ---------    ---------
Total qualifying capital          $  38,954    $  35,445    $  35,532
                                  =========    =========    =========

Risk adjusted total assets        $  310,831    $ 303,527    $ 146,793

Tier I Risk Based Capital Ratio       11.37%       10.73        23.29%
Total Risk Based Capital Ratio        12.53%       11.68        24.21%

Leverage Ratio                         7.22%        7.03%       13.21%

Average Assets                    $ 489,748    $ 463,469    $ 258,709

Management is confident that the Bank will remain "well capitalized."

FINANCIAL CONDITION

GENERAL

     The company's total assets increased to $496.8 million at December 31, 2002. This represents an increase of 6.1% compared to assets of $467.6 million at December 31, 2001. The increase is attributable to the rapid deposit growth of the Bank.

     At December 31, 2002, PSB's net loan portfolio inclusive of loans held for sales, totaled $307.5 million as compared to $314.3 million for the year ended December 31, 2001. This decrease of $6.9 million or 2.20% is primarily the result of an increase in payoffs of consumer and mortgage loans.

INVESTMENT ACTIVITIES

     The Bank's investment portfolio is comprised of mortgage-backed securities, investment securities, and cash and cash equivalents. The carrying value of the Bank's investment securities and mortgaged-backed securities portfolio totaled $54.3 million at December 31, 2002, compared to $72.0 million at December 31, 2001. The Bank's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totaled $110.3 million at December 31, 2002, compared to $54.7 million at December 31, 2001. The deposit growth in the Bank was attributable to a general trend of consumers choosing to invest their assets in the safety of bank instruments versus th stock market. The majority of the Bank's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At December 31, 2002, mortgage-backed securities totaled $45.4 million compared to $66.2 million at December 31, 2001. The majority of this amount represents securities that were issued or guaranteed by FNMA, FHLMC or the Government National Mortgage Association ("GNMA.") The Bank historically maintains high levels of interest-earning deposits as part of its strategy for meeting liquidity requirements and improving interest sensitivity.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields available in relation to other opportunities and its expectation of the yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

     Pursuant to SFAS No. 115, which the Bank adopted in 1994, the Bank classifies its investment securities and mortgage-backed securities as held-to-maturity, available-for-sale or trading. Available-for-sale and trading securities are carried at market value, while held-to-maturity securities are carried at amortized cost. At December 31, 2002, $6.5 million of the Bank's investment securities and mortgaged-backed securities were classified held-to-maturity and $51.3 million of the Bank's investment securities and mortgaged-backed securities were classified available-for-sale. The Bank did not carry any trading securities at December 31, 2002.

     The Bank's Board of Directors has adopted an investment policy that identifies acceptable types of investments for the Bank and establishes criteria to guide management in classifying investments as prescribed by SFAS No. 115. The policy also authorizes the Bank's investment officer to make investments of up to $1 million. Under the investment policy, the Bank may invest in certain AAA rated derivative securities. As of December 31, 2002, the Bank had no collateralized mortgage obligations. The Bank may not invest in high-risk collateralized mortgage obligations ("CMO") and the Bank's investment officer must periodically analyze the risk of any CMO held by Bank to determine that such securities are not within the high-risk category.

     On January 29, 1999, PSB purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share,(the "Preferred Stock") of McGuire Performance Solutions, Inc. ("MPS"). PSB purchased the shares for $.78125 per share for a total cost of $1,250,000. In 2000, MPS changed its name to Iron Bridge Holdings, Inc. ("Iron Bridge")and formed two new subsidiaries, one adopting the MPS name and the other, Avanti Capital, Inc, a registered investment advisory company. During the year ended December 31, 2001, and 2000, PSB purchased an additional 375,000 shares and 500,000 shares, respectively, of the Preferred Stock for $1.00 per share for a total cost $875,000. On December 27, 2002, the founding shareholders of Iron Bridge purchased from PSB 304,350 shares of preferred stock for $0.88 per share. PSB owns 87.7% of the Preferred Stock which represents a 49.9% fully diluted ownership interest in Iron Bridge. The Iron Bridge subsidiary, MPS, is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions. At December 31, 2002, the value of the investment in Iron Bridge was approximately $1.6 million.

PSB does have the ability to exercise influence, but not control, over MPS. Accordingly the investment in MPS is accounted for using the equity method of accounting. At any time following the fifth anniversary of the original issue date and prior to the eighth anniversary, or in the event of the death of Dr. William McGuire, the President of Iron Bridge and MPS, the holders of 60% of the then outstanding shares of Preferred Stock shall have the right to require Iron Bridge to redeem their shares at a price equal to the original purchase price plus accrued and unpaid dividends.

Iron Bridge owns insurance on the life of Dr. McGuire with a face value of $2.5 million to meet its contingent obligation. In event of redemption for reasons other than death of Dr. McGuire, a payment for 80% of the redemption price is deferred over a one year period.

On November 16, 1999, PSB invested $2,500,000 in a two year convertible debenture issued by ZipFinancial.com, Inc., doing business as BankZip, a start-up internet banking company for community banks. Because the company ceased operations, wrote off this investment as of December 31, 2000, and take an after-tax charge to earnings of $1.5 million.

CARRYING AND MARKET VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities and mortgage-backed securities in the Bank's held-to-maturity and available-for-sale portfolio at December 31, 2002, 2001 and 2000 (in thousands).

                                                        At December 31,
                                               ------------------------------
                                                 2002       2001       2000
                                               --------   --------   --------
AMORTIZED VALUE                                         (in thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds                                   $  2,434   $  2,354   $  2,354
State and municipal obligations                   3,427      3,449      3,480
U.S. Government and agency securities                                  14,999

Mortgage-backed securities:
FNMA                                           $ 31,908   $ 46,095   $ 34,789
GNMA                                             10,026     17,778      8,219
                                               --------   --------   --------
Total investment securities
 available-for-sale                            $ 47,795   $ 69,676   $ 63,841

INVESTMENT SECURITIES HELD TO MATURITY:

U.S. Government and agency securities          $  5,000   $      -   $  4,000

Mortgage-backed securities:
FHLMC Certificates                                             139         27
FNMA                                                 21          -          -
GNMA                                              1,287      1,892        883
Other mortgage backed investment                    160        279          -
                                               --------   --------   --------
Total investment securities
 held-to-maturity                              $  6,468   $  2,310   $  4,910
                                               --------   --------   --------
                                               $ 54,263   $ 71,986   $ 68,751
                                               ========   ========   ========

                                                         At December 31,
                                               ------------------------------
                                                 2002       2001       2000
                                               --------   --------   --------
FAIR VALUE                                              (in thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual Funds:                                  $  2,495   $  2,354   $  2,340
State and municipal obligations                   3,458      3,395      3,429
U.S. Government and agency securities                                  14,827

Mortgage-backed securities:
FNMA                                           $ 33,420   $ 46,308   $ 34,169
GNMA                                             10,357     17,877      8,058
                                               --------   --------   --------
Total investment securities
 available-for-sale                            $ 49,730   $ 69,934   $ 62,823

INVESTMENT SECURITIES HELD TO MATURITY:
U.S. Government and agency securities          $  5,014   $      -   $  3,950

Mortgage-backed securities:
FHLMC Certificates                                             143         29
FNMA                                                 21          -          -
GNMA                                              1,328      1,920        917
Other mortgage backed investment                    161        283          -
                                               --------   --------   --------
Total investment securities
 held-to-maturity                              $  6,524   $  2,346   $  4,896
                                               --------   --------   --------
                                               $ 56,254   $ 72,280   $ 67,719
                                               ========   ========   ========

     The amortized cost and fair value of PSB's investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands)

                                         Available-for-Sale     Held-to-Maturity
                                        -------------------   --------------------
                                        Amortized    Fair     Amortized    Fair
                                           Cost      Value       Cost      Value
                                        ---------  --------   ---------   --------
Due in one year or less                 $    910   $    918     $ 5,000   $  5,014
Due after one year through five years      2,517      2,540           -          -
Due after five years through ten years         -          -           -          -
Due after ten years                        2,434      2,495           -          -
                                        --------   --------     -------   --------
                                           5,861      5,953       5,000      5,014
Mortgage-backed securities                41,934     43,777       1,468      1,510
                                        --------   --------     -------   --------

                                        $ 47,795   $ 49,730     $ 6,468   $  6,524
                                        ========   ========     =======   ========

INVESTMENT PORTFOLIO MATURITIES

     The following table sets forth by scheduled maturities, carrying values, and weighted-average yields and weighted average lives for the Bank's investment securities and mortgage-backed securities portfolios.
Adjustable-rate, mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust (in thousands except for yields).

                                                     At December 31, 2002
                            ------------------------------------------------------------------
                                       In one year                     After one year
                                        or less                         to five years
                            -------------------------------   --------------------------------
                            Carrying    Average    Weighted   Carrying    Average    Weighted
                            Value       Yield      Avg. Life  Value       Yield      Avg. Life
Held-to-maturity:
Investment securities       $  5,000      6.98%      0.06     $      -         -           -
Mortgage-backed
securities                       750      5.62%      4.16            -         -           -
                            --------     -----       ----     --------      ----        ----
Total held-to-
maturity                    $  5,750      6.23%      3.79     $      -         -           -
                            ========     =====       ====     ========      ====        ====
Available-for-sale:
Investment securities       $    910      4.94%      0.33     $  2,517      4.49%       1.75
Mortgage-backed
securities                                                           -         -           -
                            --------     -----       ----     --------      ----        ----
Total available-for-sale    $    910      4.94%      0.33     $  2,517      4.49%       1.75
                            ========     =====       ====     ========      ====        ====

                                                                At December 31, 2002
                            ------------------------------------------------------------------------------------------
                                   After five years
                                     to ten years                      Over ten years
                            -------------------------------   -------------------------------     No Stated
                            Carrying    Average    Weighted   Carrying    Average    Weighted     Maturity
                            Value       Yield      Avg. Life  Value       Yield      Avg. Life    or Rate      Total
Held-to-maturity:
Investment securities       $      -                          $      -         -          -        $   -      $  5,000
Mortgage-backed
securities                       160      6.00%      0.15          558      7.95%      5.93            -         1,468
                            --------      ----       ----     --------      ----       ----                   --------
Total held-to-
maturity                    $    160      6.00%      0.15     $    558      7.95%      5.93                   $  6,468
                            ========      ====       ====     ========      ====       ====                   ========
Available-for-sale:
Investment securities       $      -         -          -     $  2,434         -          -            -      $  5,861
Mortgage-backed
securities                                   -                  41,934      6.01%      3.41            -      $ 41,934
                            --------      ----       ----     --------      ----       ----        -----      --------
Total available-for-sale    $      -         -                $ 44,368      6.01%      3.41        $   -      $ 47,795
                            ========      ====       ====     ========      ====       ====        =====      ========

LOAN PORTFOLIO

     The loan portfolios exhibited mixed results relative to growth consumer/auto-related financing was adversely impacted by external macro-economic factors. Competition for commercial business remains strong, and management continues to look for opportunities that leverage our strengths, particularly in small business lending. With the shifts in consumer behavior away from auto-related financing activities management has moved its efforts more towards the residential, construction, and commercial real estate markets. We also look to enhance market share in the credit card and home equity products. This would continue to add to the diversification of the loan portfolio and help boost growth toward budgeted levels. In general, credit risk is moderate and slowly increasing.

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

     Even though growth across product lines remains challenging as national and global issues adversely impact our market place we still feel there is a large and very strong market within our local surroundings.

     One- to four-family residential mortgage loans originated for resale in the secondary market are underwritten according to standards that conform to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. One- to four-family residential mortgage loans originated and held in portfolio are generally underwritten to conform to secondary market standards but from time to time the Bank does originate nonconforming loans if, in the Bank's judgment, the borrower does not present an unreasonable risk of default. The Bank and TNMC, its mortgage banking subsidiary, have sold in the secondary market a limited amount of fixed-rate residential mortgage loans. The Bank has primarily been a portfolio lender and at any one time the Bank holds only a nominal amount of loans that may be sold.

     Volume for loans secured by one-to four-family residential properties continues to fluctuate. Year-end 2001 reflects the increases in loan volume due to the purchase of IGA. Volume variations will continue to be seen throughout the current period as we manage the growth of the portfolio. In addition, a continued low rate environment should provide the ability to remain consistent with past performance. We continue to closely manage the growth of the portfolio especially in this continued low rate environment. The Bank has adopted a current philosophy to place all originations as saleable in order to have an option for potential sale of these lower rate loans to the secondary market. Risk in this sector remains in the low-to moderate-range.

     Overall growth in the commercial real estate portfolio continues. Interest rate reductions will spur activity in this sector in spite of other, less favorable, macro-economic factors. Just as with the residential mortgage portfolio, commercial real estate is very interest rate sensitive. To achieve growth in this portfolio, pricing must be carefully formulated to both attract borrowers and create a reasonable return for the Bank. Construction lending continues to provide opportunities. Due to the higher levels of inherent risk in construction lending, these credits are thoroughly evaluated. Opportunities are more evident in this portfolio. A defensive stance on long-term fixed rate pricing is necessary to protect already compressed margins.

     Volume for home equity loans continues to fluctuate. Residential loans decreased by 6% in 2002 due to prepayments despite an increase in new loan originations of 37%. With a low rate environment, management will continue to pursue growth in this portion of the consumer loan portfolio but will monitor the originations of lower interest rate loans as the market begins to recover.

     To help offset payoffs of current loans, management will be setting goals for new loan originations with branch managers, management will also become more aggressive in cross-selling the consumer loan products to the other subsidiaries of First Penn Bank such as TNMC. Finally, management will continue to develop loan referral business with outside mortgage brokers. With the increase in new loan volume, management has implemented new post closing and document review procedures to preserve loan quality and minimize delinquency risk. Delinquency rates and charge offs remain good.

     At December 31, 2002, the Bank's net loan portfolio totaled $288.6 million, representing 58.10% of total assets at that date, compared to $297.2 million representing 63.5% of total assets at December 31, 2001.

     The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31 for the past five years, including data regarding the portion of the Bank's loans that bear fixed and adjustable interest rates, respectively. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

                                                                      At December 31,
                          --------------------------------------------------------------------------------------------------------
                                 2002                 2001                 2000                 1999                  1998
                          ------------------   -------------------   ------------------   ------------------    ------------------
                            Amount   Percent     Amount    Percent     Amount   Percent    Amount    Percent     Amount    Percent
                          ---------  -------   ---------   -------   ---------  -------   ---------  -------    ---------  -------
Real Estate Loans:
One-to four-family *      $ 106,496   36.40%   $ 126,484    42.08%   $  54,477   36.94%   $  55,716    32.89%   $  51,224    44.25%
Construction loans           28,853    9.86%      24,501     8.15%      23,328   15.82%      23,528    13.89%      15,981    13.80%
Five or more family
residential                   4,082    1.39%       2,201     0.73%       2,552    1.73%       2,712     1.59%       3,356     2.90%
Nonresidential              102,739   35.12%      58,601    19.49%      28,805   19.53%      27,117    16.01%      22,575    19.50%

Commercial loans             16,720    5.72%      33,842    11.26%      24,931   16.90%      17,364    10.25%      21,467    18.54%
Consumer loans               33,666   11.51%      54,974    18.29%      13,387    9.08%      42,977    25.37%       1,168     1.01%
                          ---------  ------    ---------   ------    ---------  ------    ---------   ------    ---------   ------
Total loans                 292,556  100.00%   $ 300,603   100.00%   $ 147,480  100.00%   $ 169,414   100.00%   $ 115,771   100.00%
                          =========  ======    =========   ======    =========  ======    =========   ======    =========   ======

Less:
Unearned fees and
discounts                 $     323            $     552             $     275            $     404             $     431
Undisbursed loan proceeds         -                    -                     -                    8                    (7)
Allowance for loan losses     3,603                2,871                 1,349                1,231                 1,031
                          ---------            ---------             ---------            ---------             ---------
Net loans                 $ 288,630            $ 297,180             $ 145,856            $ 167,787             $ 114,302

Total loans with:
Fixed rates               $ 222,007   75.89%   $ 226,697    75.41%     $98,620   66.87%   $ 104,185    61.50%   $  89,911    77.66%
Adjustable rates             70,549   24.11%      73,906    24.59%      48,860   33.13%      65,229    38.50%      25,860    22.34%
                          ---------  ------    ---------   ------    ---------  ------    ---------   ------    ---------   ------
Total loans               $ 292,556  100.00%   $ 300,603   100.00%   $ 147,480  100.00%   $ 169,414   100.00%   $ 115,771   100.00%
                          =========  ======    =========   ======    =========  ======    =========   ======    =========   ======

* Does not include loans held-for-sale

     LOAN MATURITIES

     The following table sets forth the maturity or period of re-pricing of the Bank's loan portfolio at December 31, 2002. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due (in thousands).

                                                   Amounts At December 31, 2002
                              ---------------------------------------------------------------------------
                                             Multi-Family                       Consumer
                                One to           and                              and
                                 Four         Commercial                       Commercial
                                Family       Real Estate     Construction       Business      Total Loans
                              ---------      ------------    ------------      ----------     -----------
Amounts due:
Non-accrual loans             $   2,054         $  1,324      $    633         $    469        $   4,480

Within one year                   7,879           35,036        21,208            4,452           68,575

After one year:
1-3 years                         5,599           13,324         7,012           13,153           39,088
3 to 5 years                     10,119           48,158                          7,394           65,671
Over 5  years                    84,927           21,619             -            8,196          114,742

Total due after one year                          83,101         7,012           28,743          219,501

Total amounts due             $ 100,645         $119,461      $ 28,853         $ 33,664        $ 292,556

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

NON-PERFORMING ASSETS

     In 2002, the Bank's level of non-performing assets increased $184,000 or 3.93% to $4.9 million compared to an increase of $587,000 at December 31, 2001 from $4.1 million at December 31, 2000. The increase in 2002 was primarily due to a new risk rating system implemented in September of 2002 that caused certain items to be recategorized.

As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed out of interest income. There are occasional exceptions if the loans are well secured and in the process of collection. The Bank did not have any material restructured loans within the meaning of SFAS No. 15 in 2002.

The following table sets forth information regarding loans 90 or more days delinquent and still accruing interest, non- accrual loans, and real estate owned held by the Bank at the dates indicated (Dollars in thousands):

                                                                           At December 31,
                                                                           ---------------
                                                     2002          2001          2000          1999          1998
                                                 ------------  ------------  ------------  ------------  ------------
Loans past due 90 days or more as to interest
or principal and accruing interest               $          -  $          -  $          -  $        180  $
Nonaccrual loans                                        4,480         4,130         3,095         1,882         2,367
Loans restructured to provide a reduction
or deferral of interest or principal                        -             -             -             -             -
                                                 ------------  ------------  ------------  ------------  ------------
Total nonperforming loans                               4,480         4,130         3,095         2,062         2,367
Real estate owned (REO)                                   382           548         1,046         1,047         1,277
                                                 ------------  ------------  ------------  ------------  ------------
Total nonperforming assets                       $      4,862  $      4,678  $      4,141  $      3,109  $      3,644
                                                 ============  ============  ============  ============  ============

Nonperforming loans to total loans                       1.44%         1.30%         1.98%         1.16%         1.83%
Nonperforming assets to total assets                      .98%         1.00%         1.63%         1.11%         1.60%
Allowance for loan losses to total loans                 1.16%         0.91%         0.86%         0.69%         0.80%
Allowance for loan losses to nonperforming
loans                                                   80.42%        69.52%        43.59%        59.82%        43.56%
Allowance for loan losses to nonperforming
assets                                                  74.11%        61.37%        32.58%        39.65%        28.29%
Net charge-offs as a percentage of total loans           0.28%         0.00%         0.00%         0.00%         0.21%

OTHER REAL ESTATE OWNED

     Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned ("REO") until it is sold. The REO is initially recorded at the lower of the related loan balance or fair value of the property at the date acquired. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. The Bank had $382,000 and $548,000 of property acquired as a result of foreclosure at December 31, 2002 and 2001.

CLASSIFIED ASSETS

     As part of the Bank's loan review procedures which ultimately result in the establishment of the Bank's allowance for loan losses, the Bank identifies and classifies its problem assets into three classifications: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. The Bank charges off that portion of an asset as soon as it is classified as a loss. Exclusive of the Bank's $382,000 of REO, the Bank's classified assets at December 31, 2002 consisted of $4.5 million of loans classified as substandard, compared to $4.1 million classified as substandard at

December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

     PSB has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of an allocated and an unallocated component. To determine the allocated component of the allowance, PSB combines estimates of the reserves needed for loans evaluated on an individual basis with estimates of reserves needed for general pools of loans with similar risk characteristics

     The methodology for determining the adequacy of the allowance for loan loss should consider both specific loan risk and general economic factors. The analysis includes all types of loans, with the applied methodology commensurate to the risk assessment for the portfolio and present economic conditions. The risk rating of the loan portfolio is updated quarterly by management and utilized for an overall assessment of the loan loss reserve adequacy, the results of which are being reported quarterly to the Board.

     The results of the assessment of the adequacy of the loan loss reserve, utilizing the risk ratings and economic factors, receives the close attention of management on an ongoing basis, in accordance with regulatory standards, changes in lending policies, economic/business conditions, past due/classified loans, quality of loan review, concentration of credit, and examination input. It is important to note that an effective internal loan review function is an essential element in satisfactorily implementing the Bank's methodology.

     It is the objective of the Bank's evaluation process to establish the following components of the allowance for loan losses. A specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating and a general allocation for inherent loan portfolio losses. Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflects the current risk to the Bank. As a general rule, special mention assets will have a minimum reserve of 3%, substandard assets will have a minimum reserve of 15%, and doubtful assets will have a minimum reserve of 50%. Due to the fact that most of the Bank's problem loans are secured by real estate, management has allocated a majority of the allowance for loan losses to these real estate collateralized loans. A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.

The following table summarizes the changes in the Bank's allowance for loan losses for each of the past five years (Dollars in thousands):

                                                            Year-Ended December 31,
                                                            ----------------------
                                               2002       2001       2000       1999       1998
                                               ----       ----       ----       ----       ----
Balance at beginning of year                 $  2,871   $  1,349   $  1,231   $  1,031   $     965
Acquisition of Jade's allowance for
  loan losses                                       -      1,874          -          -           -
Charge-offs:
Real Estate: One-to four-family                   474        262          -          -         270
Consumer                                          382        526
                                             --------   --------   --------   --------   ---------
Total charge-offs                                 856        788          -          -         270
Recoveries:
Consumer                                          151        166         18                     53
                                             --------   --------   --------   --------   ---------
Total recoveries                                  151        166         18          -          53
Net charge-offs (recoveries)                      705        622         18          -         217
Provision charged to operations                 1,437        270        100        200         283
                                             --------   --------   --------   --------   ---------
Allowance, end of period                     $  3,603   $  2,871   $  1,349   $  1,231   $   1,031
                                             ========   ========   ========   ========   =========

Allowance for loan losses to total loans         1.16%      0.91%      0.86%      0.69%       0.80%

Allowance for loan losses to nonaccrual
loans                                           80.42%     69.52%     43.59%     59.82%      43.56%

Net charge-offs as a percentage of total
loans                                            0.28%    0..25%       0.00%      0.00%       0.21%

     The following table sets forth an allocation for the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance available to absorb losses in any category. (Dollars in thousands)

                                                          Year-Ended December 31,
                                                          -----------------------
                        2002                  2001                  2000                  1999                  1998
                        ----                  ----                  ----                  ----                  ----
                            Percent               Percent               Percent               Percent               Percent
                  Amount   of Loans     Amount   of Loans     Amount   of Loans      Amount  of Loans     Amount   of Loans
                 --------  --------    --------  --------    --------  --------    --------  --------    --------  --------
Real Estate      $    510     82.77%   $    400     70.45%        200     74.07%   $    103     64.38%   $    103     80.45%
Commercial          2,088      5.72%      2,325     11.26%      1,107     16.90%      1,087     10.25%        887     18.54%
Consumer              179     11.51%        146     18.29%         42      9.08%         41     25.37%         41      1.01%
Unallocated           826                     0                     0                     0                     0
                 --------              --------              --------              --------              --------
     Totals      $  3,603              $  2,871              $  1,349              $  1,231              $  1,031
                 ========              ========              ========              ========              ========

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

The Bank's deposits are obtained primarily from residents in its primary market area. The principal methods used by the Bank to attract deposit accounts include offering a wide variety of services and accounts, no service charges for maintaining minimum balance accounts, competitive interest rates and convenient office hours. The Bank operates in a highly competitive banking environment competing against large regional banks as well as other community banks. The Bank relies upon certificates of deposit as its primary funding source, but it has instituted a program that emphasizes garnering more stable, core deposits through traditional marketing methods to attract new customers and savings deposits.

The following tables present the average balances and rates paid on deposits for each of the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands):

                                                          Year Ended December 31,
                                                          -----------------------
                                    2002                     2001                     2000
                            ---------------------    --------------------     --------------------
                             Average     Average      Average     Average      Average    Average
                             Balance      Rate        Balance      Rate        Balance      Rate
                            ---------   ---------    ---------   ---------    ---------   --------
Demand deposits             $  32,920                $  21,775                $  15,912
Now checking accounts          14,359        1.57%      14,046        1.25%      15,150       2.09%
Money market accounts          62,386        2.58%      21,820        2.24%      10,373       4.10%
Savings accounts               95,849        1.93%      71,304        2.08%      28,866       2.95%
Certificates of deposit       228,003        4.05%     225,286        5.02%     114,812       5.62%
                            ---------                ---------                ---------
Total deposits              $ 433,517                $ 354,231                $ 185,113
                            =========                =========                =========

As of December 31, 2002, the Bank had total certificates of deposit of approximately $230.2 million. The following table summarizes the composition of these deposits (Dollars in thousands):

                                            Amount       Percentage
                                          ---------      ----------
Certificates of deposit in
excess of $100,000                        $  46,338          19%
Other certificates of deposit
 (including IRA's)                          193,370          81%
                                          ---------         ---
                                          $ 239,708         100%
                                          =========         ===

     The Bank's certificates of deposit in excess of $100,000, which totaled $46.3 million at December 31, 2002, mature as follows: $10.0 million within three months, $21.5 million between three and twelve months; and $14.8 million after twelve months.

     The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

BORROWINGS

     The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $872,000 investment in the stock of the FHLB at December 31, 2002, which was in compliance with this requirement. At December 31, 2002, the Bank had no outstanding borrowings from the FHLB of Pittsburgh.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, PSB adopted SFAS No. 142, Goodwill and Intangible Assets. This SFAS modifies the accounting for all purchased goodwill and intangible assets; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, On January 1, 2002, after the revaluation of certain deferred assets relating to the acquisition of Jade Financial Corp., PSB recognized a cumulative effect of an accounting change of $1.3 million, which represented the remaining unamortized portion of negative goodwill.

     On January 1, 2002, PSB adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No. 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. The adoption of SFAS No. 144 did not have an impact on PSB's financial position, results of operations, or cash flows.

     In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" was issued. SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements have been provided for the year ended December 31, 2002. The adoption of SFAS No. 148 did not have an impact on the financial condition or results of operations of PSB.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of PSB's financial instruments, see "Interest Rate Sensitivity" in the MD&A. PSB's principal market risk exposure is to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS

     The audited financial statement of PSB Bancorp, Inc. as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000, including the report of Grant Thorton, LLP as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and the report of PSB's former auditors for the year ended December 31, 2000, which are included as
Exhibit 99.1 to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16 (a)

     The following table sets forth information, as of December 31, 2002, with respect to the current directors of PSB.

                                                             Year First
                                                              Elected             Principal Occupation
            Name/position                       Age           Director            During Past Five Years
            -------------                       ---          ----------           ----------------------
Class I directors (Term expiring 2005)

Anthony DiSandro,                               55              1997          President of
Director, President                                                           PSB Bancorp, Inc.
and Chief Executive
Officer

Rosanne Pauciello,                              58              1997          Corporate Secretary of
Director and                                                                  PSB Bancorp, Inc;
Corporate Secretary                                                           Philadelphia School
                                                                              District Home and
                                                                              School Visitor.

John J. O'Connell,                              67              2001          Vice President,
Director                                                                      Marketing for PSB
Vice President of                                                             Bancorp, Inc.; formerly
Marketing                                                                     Chairman and Chief
                                                                              Executive Officer of
                                                                              Jade Financial Corp.(1)

Class II directors (Term expiring 2003)

James W. Eastwood,                              57              1997          President of Granary
Director                                                                      Associates, Inc.
                                                                              (project management
                                                                              and consulting firm)

Stephen Marcus,                                 70              2000          Chairman, Emerging

                                                             Year First
                                                               Elected            Principal Occupation
            Name/position                       Age           Director            During Past Five Years
            -------------                       ---          ----------           ----------------------
Director                                                                      Growth Equities, Inc. (a
                                                                              venture capital and
                                                                              private investment
                                                                              fund); Founder, CEO of
                                                                              MARS Graphic Services,
                                                                              Inc.

Mario L. Incollingo,                            64              2001          Chief Operating Officer,
Chief Operating Officer,                                                      First Penn Bank; Former
Director                                                                      President of Jade
                                                                              Financial Corp.(1)

Class III directors (Term expiring 2004)

Vincent J. Fumo,                                59              1997          Chairman and Chief
Chairman                                                                      Executive Officer of
                                                                              PSB Bancorp, Inc. and
                                                                              Pennsylvania State
                                                                              Senator.

(1) Jade Financial Corp. was acquired by PSB on June 29, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of the information provided to PSB for the twelve month period ended December 31, 2001, no director, officer, or beneficial owner of more than ten percent of Common Stock has failed to file a required Form 3, 4, or 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 2002, 2001 and 2000 certain information as to the total remuneration paid by the Bank to executive officers who received salary and bonuses in excess of $100,000 during such fiscal year.

                                                                  Annual                              Long-Term
                                                               Compensation                          Compensation
                                                               ------------                          ------------
                                      Fiscal                                              Security       All
                                   Compensation                             Restricted   Underlying     Other
Name and Principal Position            Year        Salary(1)     Bonuses      Stocks       Option        (2)
                                   ------------   ----------   ----------   ----------   ----------   -------
Vincent Fumo                           2002       $  223,000   $  175,000       0            0        $  31,800
Chairman and Chief                     2001       $  182,570   $  175,000       0            0        $  29,600
Executive Officer                      2000       $  167,475   $  175,000       0            0        $  24,000

Anthony DiSandro**                     2002       $  247,000   $  175,000       0            0        $  56,957
President and Chief                    2001       $  197,594   $  175,000       0            0        $  37,600
Executive Officer                      2000       $  187,110   $  175,000       0            0        $  33,200

Gary Polimeno                          2002       $  116,920   $   40,000       0            0        $  13,272
Treasurer                              2001       $  111,352   $   45,000       0            0        $   8,100
                                       2000       $  108,701   $   35,000       0            0        $   8,400

John J. O'Connell                      2002       $  176,000   $   40,000       0            0        $  12,000
Vice President, Marketing              2001       $  173,038   $   50,000       0            0        $  20,765
                                       2000*

Mario Incollingo                       2002       $  170,000   $   40,000       0            0        $  12,000
Chief Operating Officer                2001       $  168,746   $   50,000       0            0        $   4,650
                                       2000*

*Mr. O'Connell and Mr. Incollingo were not officers of PSB or the Bank during the year ended December 31, 2000.

**At December 30, 2002, Mr. Anthony Di Sandro was elected Chief Executive Officer of PSB.

(1) Includes the portion of salary deferred by the executive pursuant to the 401(k) Plan.

(2) Includes directors fees of $31,000, $43,800, $7,800, and $12,000 paid to
Mr. Fumo, Mr. DiSandro, Mr. Polimeno, Mr. O'Connell, and Mr. Incollingo, respectively, for the year ended December 31, 2002. Includes directors fees of $24,500, $32,500, and $8,100 paid to Mr. Fumo, Mr. DiSandro, and Mr. Polimeno respectively, for the year ended December 31, 2001. Includes directors' fees of $24,000 and $33,200 and $8,400 paid to Mr. Fumo, Mr. DiSandro, and Mr. Polimeno respectively, for the year ended December 31, 2000.

     The following table provides certain information with respect to the number of shares of common stock represented by outstanding options held by the named executive officers at December 31, 2002. Also included in the table are the values for "in-the-money" options that represent the positive difference between the exercise price of any such options and closing sale price of the common stock at December 31, 2002.

                        FISCAL YEAR-END OPTION/SAR VALUES

                                                 Number of Securities                   Value of Unexercised
                                               Unexercised Options/SARs               In-the-Money Option/SARs
                                                at Fiscal Year End (#)                 at Fiscal Year End ($)
                  Name                         Exercisable/Unexercisable             Exercisable/Unexercisable*
----------------------------------------       -------------------------             --------------------------
Vincent J. Fumo                                        123,220/0                              $  331,592/0
Anthony DiSandro                                       123,219/0                              $  331,591/0
Gary Polimeno                                            6,786/0                              $   20,352/0

* Based on the market value of the underlying stock at the fiscal year end, minus the exercise price. The market price on December 31, 2002 was $7.46.

     EMPLOYMENT AGREEMENTS PSB and the Bank have entered into employment agreements (the "Employment Agreements") with Vincent J. Fumo, Chairman and Chief Executive Officer of PSB, Anthony DiSandro, President of PSB and the Bank, John J. O'Connell, Vice President of Marketing, and Mario Incollingo, Chief Operating Officer of the Bank. Under the terms of his Employment Agreement for 2003, Mr. Fumo serves as Chairman of PSB and the Bank at a base salary of $223,000. Under the terms of his employment agreements for 2003, Mr. DiSandro serves as President and Chief Executive Officer of PSB and the Bank at a base salary of $247,000. Mr. O'Connell serves as the Vice President of Marketing of PSB at a base salary of $176,000. Mario L. Incollingo serves as the Chief Operating Officer of the Bank at a base salary of $170,000. Each Employment Agreement provides for an initial term of three years, which will thereafter be automatically renewed for an additional year on each anniversary date unless terminated pursuant to its terms by the respective parties.

     Each Employment Agreement provides for the payment of certain severance benefits in the event of the executive's resignation for specified reasons or as a result of his termination by PSB or the Bank without "Cause" (as defined in each Employment Agreement.) The executive would be entitled to severance payments if: (1) he terminates employment following any breach of the Employment Agreement by the Bank or PSB, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of the executive's principal place of employment by more than 30 miles, or (2) if the Bank or PSB terminates his employment, other than for Cause.

     If the executive becomes entitled to receive severance payments under his Employment Agreement, he would receive, over a period of 36 months, a cash payment equal to three times his average annual compensation during the five-year period preceding termination of employment. Payments would be made in equal monthly installments. In addition to the severance payments, the executive would be entitled to continue to receive life, medical, dental and other insurance coverages (or a dollar amount equal to the cost of obtaining each such coverage) for a period of up to 36 months from the date of termination. Payments under the Employment Agreements are limited, however, to the extent (i) that they will constitute excess parachute payments under
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) not permitted under the Federal Deposit Insurance Act.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Under rules established by the SEC, PSB is required to provide certain information regarding the compensation and benefits provided to PSB's Chief Executive Officer and other executive officers of PSB. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Committee, at the direction of the Board of Directors, has prepared the following report for inclusion in this annual report.

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

     During the course of 2002, the Committee took into account a variety of objective and subjective criteria in evaluating the performance of the executive management of PSB. The Committee assessed in detail the various challenges facing PSB and the significant competitive pressures within PSB's market area.

     In the course of this assessment of competitive salary ranges among other similarly situated companies, it was noted that competitive executive compensation packages vary in relationship to these various subjective and objective factors. A variety of resources were utilized that provided peer data regarding executive compensation and financial performance of PSB, that included but was not limited to the "SNL Executive Compensation Review 2002" for both commercial banks and thrifts, an assessment that reviews executive compensation and company performance for publicly traded banks and thrifts. Comparisons were made with institutions located within Southeastern Pennsylvania, the Middle Atlantic trading area, and relative to national averages. The peer groups considered in these analyses are not necessarily comprised of the same institutions used in the peer group for the stock performance graph.

     In determining executive compensation for 2002, the Committee established certain specific objectives for executive management, which included the execution of the strategic business plan and identifying and completing acquisition opportunities.

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

     Mr. Vincent J. Fumo was the Chairman and Chief Executive Officer and Mr. Anthony DiSandro was the President and Chief Operating Officer of PSB for 2002. Messrs. Fumo's and DiSandro's salaries and bonuses for 2002 were determined by the Committee after review of the recent compensation practices of similarly sized institutions.

                                       James Eastwood, Chairman of
                                         Compensation Committee
                                       Anthony DiSandro, President
                                       Rosanne Pauciello, Secretary
                                       Stephen Marcus, Director

LONG TERM INCENTIVE PLANS

     In 2002, The First Penn Bank Cash or Deferred Profit Sharing Plan (401(k)) and the First Penn Bank Profit Sharing Plan were merged into the PSB Bancorp, Inc. 401(k) Plan. All employees who have attained age 21 and have been credited with 1,000 hours of service in the previous 12 months are eligible to participate. Assets of the 401(k) Plan are managed by the 401(k) Plan's trustees. Mr. Fumo and Mr. DiSandro presently serve as trustees of the 401(k) Plan.

     Under the 401(k) Plan, participants are permitted to make pre-tax reduction contributions to the 401(k) Plan equal to a percentage of up to 15% of compensation. For these purposes, "compensation" includes total compensation (including salary reduction contributions made under the 401(k) Plan sponsored by the Bank), but does not include compensation in excess of the Code Sections 401(a)(17) limits (presently $200,000 for 2002). The Bank currently matches the employee contribution up to 3% of compensation. For the 2002 plan year, the Bank made $105,881 in matching contributions.

     Benefits under the 401(k) Plan begin to vest after two years of service in accordance with the following schedule:

     Years of Service         Percentage Vested
     ----------------         -----------------
     2 years or less                  0%
     After 2 years                   20%
     After 3 years                   40%
     After 4 years                   60%
     After 5 years                   80%
     After 6 years                  100%

401(k) Plan benefits will be paid to each participant as a straight life annuity or a qualified joint or survivor annuity. In addition, a participant may elect a lump sum distribution.

EMPLOYEE STOCK OWNERSHIP PLAN

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

     A committee consisting of the Bank's Chairman, President and Chief Executive Officer, Vice President and Treasurer, administers the ESOP (the "ESOP Committee.") Messrs. Fumo and DiSandro serve as trustees of the ESOP. The ESOP Committee may instruct the trustees regarding investment of funds contributed to the ESOP. The ESOP trustees must vote all allocated shares held in the suspense account in a manner calculated to most accurately reflect the instructions the ESOP trustees have received from participants regarding the allocated stock, subject to and in accordance with the fiduciary duties under ERISA owed by the ESOP trustees to the ESOP participants.

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

     Under the 1995 Stock Option Plan, grants of 42,683, 42,683 and 6,876 were made to Messrs. Fumo, DiSandro and Polimeno. There was no exercise of options under the 1995 Stock Option Plan at and for the fiscal year ended December 31, 2002.

1995 MANAGEMENT DEVELOPMENT AND RECOGNITION PLANS

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

     Under this plan, option grants have been made to Messrs. Fumo and DiSandro for 80,537 and 80,536 shares, respectively. There has been no exercise of options granted under this plan for the year ended December 31, 2002.

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

     Under this plan, share awards have been made to Messrs. Fumo and DiSandro of 30,000 shares each.

1999 DIRECTOR STOCK OPTION PLAN

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

2001 PSB BANCORP STOCK INCENTIVE PLAN

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following individuals are members of the compensation committee of the board of directors:

     -   James W. Eastwood, Chairman of Compensation Committee and Director of
         PSB

     -   Anthony DiSandro, President and Director of PSB

     -   Rosanne Pauciello, Secretary and Director of PSB

     -   Stephen Marcus, Director of PSB

STOCK PERFORMANCE GRAPH

     The following graph shows a comparison of total shareholder return on the common stock, based on the market price of the common stock, with the cumulative total return of companies on The Nasdaq Stock Market (U.S.) Index and The Nasdaq Banking Index (U.S.) for the period beginning on December 31, 1997, through December 31, 2002.

     In the printed version of the document, a line graph appears that depicts the following plot points:

     Comparison of Cumulative Total Returns for PSB Bancorp, Inc., The Nasdaq Stock Market (U.S.) Index and The Nasdaq Banking Index.

                                     SUMMARY

COMPANY/INDEX/MARKET                 12/31/97       12/31/98      12/31/99      12/31/00      12/31/01    12/31/02
The Nasdaq Banking Index
(Industry Index)                      100.00          89.94         84.70         99.27        113.09      223.13

PSB Bancorp, Inc                      100.00          77.93         43.32         40.15         60.10       74.60
The Nasdaq Stock Market (U S)          Index
(Broad Market)                        100.00         140.10        260.51        158.57        127.87       98.44

Notes:

     A. The lines represent annual index levels derived from compounded daily returns that include all dividends.

     B. The indexes are reweighed daily, using the market capitalization on the previous trading day.

     C. If the fiscal year-end is not a trading day, the preceding trading day is used.

     D. The index level for all the series was set to 100.00 on December 31, 1997.

DEFINED BENEFIT PLANS

DEFINED BENEFIT RETIREMENT PLAN

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

     Benefits under the Retirement Plan begin to vest after three years in accordance with the following schedule:

                       Years of Service                      Percentage Vested
                       ----------------                      -----------------
                       3 years or less                               0%
                        After 3 years                               20%
                        After 4 years                               40%
                        After 5 years                               60%
                        After 6 years                               80%
                        After 7 years                              100%

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 2000, expressed in the form of a single life annuity for the final average salary and benefit service classifications specified below.

YEARS OF SERVICE AND BENEFITS PAYABLE AT RETIREMENT

        Final
       Average
    Compensation            15             20             25             30             35              40
--------------------  -------------  -------------  -------------  -------------  -------------  -------------
     $  50,000          $  13,804      $  18,405      $  23,006      $  27,608      $  27,608       $  27,608
     $  75,000          $  21,950      $  29,267      $  36,583      $  43,900      $  43,900       $  43,900
     $ 100,000          $  30,096      $  40,128      $  50,160      $  60,192      $  60,192       $  60,192
     $ 125,000          $  38,242      $  50,990      $  63,827      $  65,827      $  65,827       $  65,827
     $ 150,000*         $  46,388      $  61,851      $  65,827      $  65,827      $  65,827       $  65,827

* Represents the limit on plan compensation imposed by the Code effective January 1, 1994.

     As of December 31, 2002, Mr. Fumo, Mr. DiSandro, and Mr. Polimeno had 26, 24 and 27 years of credited service (i.e. benefit service), respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished to the Bank as of December 31, 2002, with respect to the beneficial ownership of Common Stock by (i) each shareholder known to PSB to be the beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock; (ii) each director of PSB; (iii) the executive officer named in the Summary Compensation Table on page 44 herein, and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named have sole voting and investment power with respect to all shares of Common Stock of which they are the respective beneficial owners.

                                                     Amount and             Percent of
                                                     Nature of             Outstanding
                                                     Beneficial             Shares of
                 Name of Beneficial Owner            Ownership             Common Stock
                 ------------------------            ----------            -------------
5% Shareholders

First Penn Bank                                       613,057                 13.52%
Employee Stock Ownership Plan
11 Penn Center, Suite 2601
1835 Market Street
Philadelphia, Pennsylvania 19103

Investors of America, LP                              230,003                  5.07%
135 North Meramec
Clayton, Missouri 63105

DIRECTORS

Anthony DiSandro                                      287,325(1)               6.17%

James W. Eastwood                                      17,857(3)                   *

Thomas J. Finley, Jr.**                                21,372(3)                   *

Vincent J. Fumo                                       436,516(2)               9.37%

Stephen Marcus                                         69,657(3)               1.54%

Rosanne Pauciello                                      15,902(3)                   *

John J. O'Connell                                      41,279                      *

Mario J. Incollingo                                    40,366                      *

Named Executive Officers

Gary Polimeno                                          42,477                      *

All executive officers and
directors as a group (9 persons)                      972,571                 25.82%
                                                      -------                 -----

* Ownership percentage is less than 1%.

** Deceased.

(1) Amount includes 50,510 shares held indirectly through the 401(k) Plan, 25,723 shares held through the Profit Sharing Plan, 26,135 shares held by the 1995 Management Recognition Plan and 30,000 shares held by the 1998 Management Recognition Plan that have been awarded to Mr. DiSandro, 16,012 shares held in the ESOP, 15,726 shares held by Mr. DiSandro directly and 123,219 shares subject to immediately exercisable options. Mr. DiSandro is a trustee of the First Penn Bank ESOP and as such votes 613,057 shares of the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on any and all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

(2) Amount includes 46,302 shares held through the 401(k) Plan, 13,504 shares held through the Profit Sharing Plan, 181,225 shares held by Mr. Fumo directly, 26,138 shares held by the 1995 MRP and 30,000 shares held by the 1998 Management Recognition Plan that have been awarded to Mr. Fumo, 15,377 shares held in the ESOP, 750 shares held on behalf of the daughter of Vincent Fumo and 123,220 shares subject to immediately exercisable options. Mr. Fumo is a trustee of the First Penn Bank ESOP and as such votes 613,057 shares of the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on any and all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

(3) James W. Eastwood, Thomas J. Finley, Jr., Stephen Marcus and Rosanne Pauciello hold immediately exercisable options granted pursuant to the 1998 Director Stock Option Plan to acquire 2,857, 2,857, 2,857 and 4,999 shares, respectively.

COMPENSATION PLANS

     The following chart presents summary information with respect to all PSB's and First Penn Bank's equity compensation plans in effect as of December 31, 2002.

                                            EQUITY COMPENSATION PLAN INFORMATION

                                                                                               Number of securities
                                                                                             remaining available for
                                  Number of Securities to          Weighted average           future issuance under
                                  be issued upon exercise         exercise price of          equity compensation plan
                                  of outstanding options,        outstanding options,         (excluding securities
                                    warrants and rights          warrants and rights         reflected in column (a))
        Plan Category                       (a)                          (b)                           (c)
------------------------------- ----------------------------- --------------------------- -------------------------------
Equity compensation
plans approved by
security holders                           338,766                      $  6.58                      1,411,000

Equity compensation
plans not approved by
security holders                            24,999(1)                   $  4.75                              0
------------------------------- ----------------------------- --------------------------- -------------------------------
              Total                        363,765                      $  5.67                      1,411,000


(1) The 1999 Director Stock Option Plan included in this chart was the only equity compensation plan adopted without shareholder approval.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and executive officers of PSB, and associates of such persons (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with PSB and its subsidiaries in the ordinary course of business during 2002. All loans made to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risks of collectability or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     Within ninety days prior to filing this report, PSB, under the supervision and with the participation of PSB' management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of PSB's disclosure controls and procedures. Based on that evaluation, PSB's Chief Executive Officer and acting Chief Financial Officer concluded that PSB's disclosure controls and procedures are effective. There were no significant changes to PSB's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     SEC Rule 13a-14 defines "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The consolidated financial statements listed below are from Exhibit 99.1 to the Registrant's 2002 Form 10-K.

     PSB Bancorp, Inc. and Subsidiaries Consolidated Balance Sheet Consolidated Statement of Income, Consolidated Statement of Cash Flow, and
     Notes to Consolidated Statements Reports of Independent Public Accountants.

     The following reports on Form 8-K were filed in the last quarter of 2002:

     None.

     (a) EXHIBITS: The exhibits listed below are filed herewith or incorporated by reference to other filings.

EXHIBIT NO.      DOCUMENT

    2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia. (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999.)

    2.2 Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp. (incorporated herein by reference to Registration Statement of PSB Bancorp, Inc. filed on January 16, 2001.)

    3.1     Articles of Incorporation of PSB

            Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    3.2     Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to
            Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    10.1* First Penn Bank's Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    10.2* First Penn Bank's Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    10.3* First Penn Bank's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997.)

    10.4* Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997.)

    10.5* Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997.)

    10.6* First Penn Bank's Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp,

            Inc. filed on October 9, 1997).

    10.7 Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 10, 1995 (incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998.)

    10.8 Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998.)

    10.9* First Penn Bank's Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999.)

    10.10* First Penn Bank's Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999.)

    10.11* Employment Agreement for John J O'Connell. (incorporated herein by reference to Exhibit 10.11 of PSB's Annual Report on Form 10-K filed on April 1, 2002.)

    10.12* Employment Agreement for Mario L. Incollingo (incorporated herein by reference to Exhibit 10.12 of PSB's Annual Report on Form 10-K filed on April 1, 2002.)

    10.13* PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB's Annual Report on Form 10-K filed on April 1, 2002.)

    21      Schedule of Subsidiaries (filed herewith.)

    99.1    2002 Financial Statements

    99.2 Certification of Report by Chief Executive Officer and the Acting Chief Financial Officer (filed herewith.)


------------
*  Denotes a management contract or compensatory plan or arrangement.

            (b)  Reports on Form 8-K

                 (1) None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2003                       PSB BANCORP, INC.

                                     By /s/ Anthony DiSandro
                                     Anthony DiSandro
                                     President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                       Date
---------                              -----                       ----

/s/ Vincent J. Fumo       Chairman, Director                   March 31, 2003

Vincent J. Fumo

/s/ Anthony DiSandro      President, Chief Executive           March 31, 2003
Anthony DiSandro          Officer, Director

/s/ John Carrozza         Chief Financial Officer              March 31, 2003
John Carrozza             (Principal Accounting and
                          Financial Officer)

/s/ James W. Eastwood     Director                             March 31, 2003
James W. Eastwood

/s/ Rosanne Pauciello     Corporate Secretary and Director     March 31, 2003
Rosanne Pauciello

                          Director
Stephen Marcus

/s/ Dennis Wesley         Director                             March 31, 2003
Dennis Wesley

/s/ James Kenney          Director                             March 31, 2003
James Kenney

I, Anthony DiSandro, Chief Executive Officer of PSB Bancorp, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-K of PSB Bancorp, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  March 31, 2003

                                          /s/Anthony DiSandro
                                          -------------------------
                                          Anthony DiSandro
                                          Chief Executive Officer

     I, John Carrozza, Chief Financial Officer of PSB Bancorp, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-K of PSB Bancorp, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  March 31, 2003

                                                    /s/ John Carrozza
                                                 ------------------------------
                                                 John Carrozza
                                                 Acting Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.      DOCUMENT

    2.1 Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia. (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999.)

    2.2 Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp. (incorporated herein by reference to Registration Statement of PSB Bancorp, Inc. filed on January 16, 2001.)

    3.1 Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    3.2     Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to
            Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    10.1* First Penn Bank's Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    10.2* First Penn Bank's Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

    10.3*   First Penn Bank's Profit Sharing Plan

            (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997.)

    10.4* Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997.)

    10.5* Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997.)

    10.6* First Penn Bank's Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997.)

    10.7 Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 10, 1995 (incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998.)

    10.8 Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998.)

    10.9* First Penn Bank's Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999.)

    10.10*  First Penn Bank's Management

            Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed
            June 25, 1999.)

    10.11* Employment Agreement for John J O'Connell. (incorporated herein by reference to Exhibit 10.11 of PSB's Annual Report on Form 10-K filed on April 1, 2002.)

    10.12* Employment Agreement for Mario L. Incollingo (incorporated herein by reference to Exhibit 10.12 of PSB's Annual Report on Form 10-K filed on April 1, 2002.)

    10.13* PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB's Annual Report on Form 10-K filed on April 1, 2002.)

    21      Schedule of Subsidiaries (filed herewith.)

    99.1    2002 Financial Statements

    99.2 Certification of Report by Chief Executive Officer and Acting Chief Financial Officer (filed herewith.)

----------
* Denotes a management contract or compensatory plan or arrangement.