Form 10-Q
period 2003-03-31
PSB BANCORP INC
filed 2003-05-15
CIK 1047537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ]
No [X]



Number of shares outstanding as of May 14, 2003.

Common Stock (no par value)                        4,534,611
---------------------------                  --------------------
      (Title of Class)                       (Outstanding Shares)



                        PSB Bancorp, Inc.
                           FORM 10-Q

              For the Quarter Ended March 31, 2003

                        Table of Contents

                                                             Page

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of March 31, 2003 (Unaudited) and
         December 31, 2002                                     1

         Consolidated Statements of Income (Unaudited)
         for the Three Month Periods Ended March 31, 2003
         and 2002                                              3

         Consolidated Statements of Cash Flows (Unaudited)
         for the Three Month Periods Ended March 31, 2003
         and 2002                                              5

         Consolidated Statements of Comprehensive Income
         (Unaudited) for the Three Month Periods Ended
         March 31, 2003 and 2002                               7

         Notes to Consolidated Financial Statements            8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  12

PART II. Other Information                                    25

Item 1   Legal Proceedings                                    25

Item 2   Changes in Securities                                25

Item 3   Defaults upon Senior Securities                      25

Item 4   Submission of Matters to a Vote of Security Holders  25

Item 5.  Other Information.                                   25

Item 6.  Exhibits and Reports on Form 8-K                     25



Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         PSB BANCORP, INC
                 STATEMENTS OF FINANCIAL CONDITION
                          (In thousands)

                                                March 31, 2003   Dec. 31, 2002
                                                --------------   -------------
                                                 (Unaudited)       (Audited)
Assets
  Cash and due from banks                          $  4,195         $  4,323
  Interest earning deposits with banks               67,059           82,321
  Federal funds sold                                 58,535           23,625

      Total cash and cash equivalents               129,789          110,269

  Loans held-for-sale                                25,923           18,855
  Investment securities available-for-sale,
    at fair value                                    44,837           49,730
  Investment securities held to maturity
    (fair value $1,186 and $6,524)                    1,123            6,468
  Federal Home Loan Bank stock - at cost              1,221              872
  Federal Reserve Bank stock - at cost                  320              320
  Loans                                             279,089          292,233
  Less allowance for possible loans losses           (3,493)          (3,603)
                                                  ---------         --------
      Net loans                                     275,596          288,630

  Accrued interest receivable                         2,006            2,458
  Premises and equipment, net                         2,835            2,987
  Bank-owned life insurance                          11,848           11,721
  Other assets                                        6,202            4,470
                                                   --------         --------
                                                     22,891           21,636
                                                   --------         --------
      Total assets                                  501,700          496,780
                                                   ========         ========
Liabilities
  Deposits
    Non-interest bearing                             34,407           31,790
    Interest bearing                                415,401          410,434

      Total deposits                                449,808          442,224
                                                   ========         ========

  Securities sold under agreements to repurchase      1,089           1,075
  Advances from borrowers for taxes and
    insurance                                         2,831           3,397
  Other liabilities                                   1,309           3,917
                                                   --------        --------
                                                      5,229           8,389
                                                   --------        --------

      Total liabilities                             455,037         450,613
                                                   ========        ========
Shareholder's equity
  Common stock authorized, 15,000,000 shares
    no par value, 4,534,611 shares issued and
    outstanding on March 31, 2003 and
    December 31, 2002                                42,022          41,985
  Retained earnings                                   5,383           4,914
  Accumulated other comprehensive income              1,218           1,277
  Employee stock ownership plan                      (1,567)         (1,631)
  Treasury stock, at cost, 72,325 shares on
    March 31, 2003 and December 31, 2002               (393)           (378)

      Total shareholders' equity                     46,663          46,167
                                                   --------        --------

      Total liabilities and
        shareholders' equity                        501,700         496,780
                                                   ========        ========

The accompanying notes are an integral part of these financial statements.



                         PSB BANCORP, INC
                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                               -------------------------------
                                                    2003             2002
                                               --------------   --------------
Interest income
  Loans, including fees                           $  6,042         $  6,303
  Investment securities
    Taxable                                            559              967
    Tax-exempt                                         176              190
  Deposits with banks                                  330              196
                                                  --------         --------
      Total interest income                          7,107            7,656
                                                  --------         --------
Interest Expense
  Interest on deposits                               2,959            3,383
  Interest on borrowings                                10               81
                                                  --------         --------
      Total interest expense                         2,969            3,464
                                                  --------         --------
      Net interest income                            4,138            4,192
                                                  --------         --------
Provision for loan losses                                0              304
                                                  --------         --------
  Net interest income after provision
    for loan losses                                  4,138            3,888

Non-interest income                                    468            1,102
                                                  --------         --------
Non-interest expenses
  Salaries and employee benefits                     2,050            2,183
  Occupancy and equipment                              503              397
  Other operating                                    1,379            1,739
                                                  --------         --------

      Total non-interest expenses                    3,932            4,319
                                                  --------         --------
Income before income taxes and cumulative
   effect of accounting change                         674              671
Income taxes                                          (205)            (326)

Income before cumulative effect of
   of accounting change                                469              345
Extraordinary gain                                       -            1,329
                                                  --------         --------

Net income                                        $    469         $  1,674
                                                  ========         ========

Net Income Per Common Share
  Basic:
    Income before cumulative effect
      of accounting change                        $    .11         $    .08
    Cumulative effect of accounting change               -              .32
                                                  --------         --------
      Net income:                                 $    .11         $    .40
                                                  ========         ========
  Diluted:
    Income before cumulative effect
      of accounting change                        $    .11         $    .07
    Cumulative effect of accounting change               -              .32
                                                  --------         --------
      Net income:                                 $    .11         $    .39
                                                  ========         ========

The accompanying notes are an integral part of these financial statements.



                         PSB BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                         ---------------------
                                                            2003        2002
                                                         ---------   ---------
                                                              (Unaudited)
Adjustments to reconcile net income to net cash
    Net income                                           $    469    $  1,674
                                                         --------    --------
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for possible loan losses                          -         304
    Depreciation and amortization                             247         143
    Amortization of discounts and accretion of
      premiums on investment securities                        42          49
    Amortization of negative goodwill                           -      (1,329)
    Equity investments                                          -         (12)
    Proceeds from sale of loans                                 -      31,206
    Origination of loans held for sale                     (7,068)    (27,605)
    Deferred income taxes                                       -        (326)
    ESOP expense                                               101         186
    Change in assets and liabilities:
      (Increase) decrease in accrued interest
        receivable                                            453         (77)
      (Increase) decrease in other assets                  (1,759)      1,652
      Increase in accrued interest payable                      -          25
      Decrease in accrued expenses                         (2,608)     (1,489)
                                                         --------    --------
          Net cash provided (used in) by operating
            activities                                    (10,123)      4,401
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities, available-for-sale         -      (5,000)
  Proceeds from maturities and calls of investment
    securities                                              9,926       5,058
  Purchase of Federal Home Loan Bank stock                   (349)          -
  Net (increase) decrease in loans                         13,144      (2,247)
  Proceeds from sale of real estate owned                       -          48
  Purchase of premises and equipment                          (95)        (42)
                                                          --------    --------
          Net cash provided by investing activities        22,626      (2,183)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                  7,584      19,203
  Increase in securities sold under
    agreements to repurchase                                   14           8
  Change in advances for borrowers' taxes and
    insurance                                                (566)       (523)
  Change in treasury stock                                    (15)         -
                                                         --------    --------
          Net cash provided by financing
            activities                                      7,017      18,688
                                                         --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  19,520      20,906
  Cash and cash equivalents, beginning of period          110,269      54,756
                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $129,789    $ 75,662
                                                         ========    ========



                        PSB BANCORP, INC.
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                          (In thousands)

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                2003       2002
                                               -----      -------
                                                   (Unaudited)
Net income                                     $469       $1,674
Other comprehensive loss, net of tax:
  Accumulated comprehensive loss,
    investments available for sale              (59)        (132)
                                               ----       ------
Other comprehensive loss                        (59)        (132)
                                               ----       ------
Comprehensive income                           $410       $1,542
                                               ====       ======



                          PSB BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS
                           March 31, 2003

1.   Basis of Presentation

     This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc.("PSB") and its subsidiaries.

     PSB's financial statements reflect all adjustments and disclosures that management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented do not necessarily indicate the results that PSB will achieve for all of 2003. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended
     December 31, 2002.

     The financial information in this quarterly report has been prepared in accordance with PSB's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.   Business Combinations

     On June 29, 2001, PSB acquired Jade Financial Corp. ("Jade.") The acquisition was accounted for using the purchase method. The acquisition of Jade resulted in PSB recording negative goodwill of approximately $1,752,000. On January 1, 2002, after reducing the carrying value of the acquired deferred tax asset of Jade by approximately $350,000, PSB recognized, as a cumulative effect of an accounting change, approximately $1.3 million of unamortized negative goodwill, in conjunction with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

3.   Earnings Per Share

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computation. The computation of diluted earnings per share for all periods excludes 1,371,200 options issued in connection with the 1999 First Bank of Philadelphia acquisition, which have been deemed invalid by management.

                                          Three months ended March 31, 2003
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share

Income available to common
    stockholders                         $469          4,209         $0.11

  Effect of dilutive securities
  Stock options                             -             81            -
                                         ----          -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus effect of
    dilutive securities                  $469          4,290         $0.11
                                         ====          =====         =====

     No options were anti-dilutive at March 31, 2003.

                                          Three months ended March 31, 2002
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income before cumulative effect of
    accounting change                    $  345          4,152         $0.08

  Cumulative effect of accounting
      change                             $1,329              -         $0.32
                                         ------          -----         -----
  Income available to common
    stockholders                         $1,674          4,152         $0.40

  Effect of dilutive securities
  Stock options                               -             63          (.01)
                                         ------          -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus effect of
    dilutive securities                  $1,674          4,215         $0.39
                                         ======          =====         =====

     No options were anti-dilutive at March 31, 2002.

4. Regulatory Matters

     On April 14, 2003, PSB and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve). PSB and the
     Bank do not believe that the existence of the MOU or its provisions will have a material adverse effect on their consolidated financial position or results of operations. PSB's Form 10-K for the year ended December 31, 2002, includes a more detailed description of the terms of the MOU.

5. New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
     Indebtedness of Others." On January 1, 2003, PSB adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002, and adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not affect the PSB's financial condition or results of operations at or for the three months ended March 31, 2003.

     While certain guarantees are only subject to the disclosure provisions of this Interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, the Bank did not record a liability when guaranteeing obligations unless it became probable that the Bank would have to perform under the guarantee.

     The Bank issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At March 31, 2003, and December 31, 2002, the Bank was contingently liable on financial and performance standby letters of credit totaling $1.5 million and $1.6 million, respectively, $43,000 of which were originated in the first quarter of this year. The Bank's commitments under standby letters of credit expire at various dates through 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Collateral held for these commitments at March 31, 2003, was 100%. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46.") FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. PSB is currently evaluating the impact that FIN 46 will have on its consolidated financial position and results of operations.

6.  Reclassifications

     Certain 2002 amounts have been reclassified to conform to the 2003 presentation.



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

Critical Accounting Policies, Judgments and Estimates

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. In connection with SFAS No. 142, transitional goodwill impairment evaluation, on January 1, 2002, after the reevaluation of certain deferred assets relating to the acquisition of Jade, PSB recognized a cumulative effect of an accounting change of $1.3 million which represented the remaining unamortized portion of negative goodwill.

Allowance for Credit Losses

     PSB uses the reserve method of accounting for credit losses. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for credit losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

     While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the regulators, as an integral part of their examination process, periodically review PSB's allowance for loan losses. The regulators may require the Bank to recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination.

Performance Overview

     PSB's net income for the first quarter of 2003 was $469,000 or $0.11 on a diluted per share basis, compared to net income of $345,000 or $0.08 per diluted share for 2002 before the cumulative effect of an accounting change and $1.7 million or $0.39 on a diluted per share basis after the cumulative effect of an accounting change for 2002. The results for the first quarter of 2003 were effected by a continued decrease in the overall interest rate environment.

     In the first quarter of 2002, PSB recognized a gain of $1.3 million which represented the remaining unamortized portion of negative goodwill which materially effected net income for the quarter.

     The Bank's net interest margin continues to be negatively affected by the overall decline of interest rates which is a result of continuing reductions of interest rates by the Federal Reserve. Net interest margin declined by 31 basis points from 3.78% for the three months ended March 31, 2002 to 3.47% for the same period in 2003. To mitigate this margin compression, the Bank will continue to monitor and adjust its cost of funds subject to the constraints of local market conditions. The Bank will also deploy its excess cash in order to increase the yield on these funds without incurring excessive interest or credit risk.

Net Income

     The Bank's net income totaled $469,000 and $1.7 million for the three months ended March 31, 2003, and 2002, respectively. On an operating basis, basic and diluted earnings per share for the three months ended March 31, 2003, were $0.11 and $.0.11 respectively, compared to $0.08 and $0.07 per share for the three months ended March 31, 2002, respectively. The Bank's net income for the three-month period ended March 31, 2002, included a one-time gain of $1.3 million related to the recognition of the negative goodwill associated with the acquisition of Jade in June 2001.

Net Interest Income and Average Balances

     Net interest income is the key component of the Bank's profitability and is managed in coordination with its interest rate sensitivity position. Net interest income for the first quarter of 2003 was $4.1 million compared to $4.2 million, for the first quarter of 2002, a decrease of 2.38%. This decrease in net interest income is related to a 92 basis point decrease on the yield on interest earning assets, a decrease in the volume of the loan portfolio, and the early amortization of mortgage-backed securities. This decrease was partially offset by a 56 basis point decrease in the rate paid on interest-bearing liabilities. The Bank's net interest margin decreased by 31 basis points to 3.47% for the three month period ended March 31, 2003, compared to the three month period ended March 31, 2002, due primarily to the previously discussed decrease in the yield on interest-earning assets.

     Overall, average total interest-earning assets provided a yield of 5.98% for the three months ended March 31, 2003, compared to 6.90% for the same period in 2002. The average yield for the three months ended March 31, 2003, decreased in all asset classes except for loans and was due primarily to declining interest rates. The most significant rate drop was a 46 basis point drop in the yield on interest-earning deposits and a 208 basis point drop in the yield on investment securities. Average total loans of $304.4 million for the three months ended
March 31, 2003, provided a yield of 7.94% for the period, compared to average total loans of $320.9 million for the three months ended March 31, 2002, which provided a yield of 7.86% for the period. The decrease in average total loans was primarily due a continued amortization of consumer, residential and commercial real estate loans due to competitive pricing in a declining interest rate environment. The increase of 8 basis points in the yield on the Bank's loan portfolio and the increase in the volume of interest-earning deposits with a lower yield had the greatest effect on the 92 basis point decline in the average yield on interest-earning assets.

     Average total interest-bearing liabilities increased from $411.7 million to $423.4 million or 2.85%, for the three months ended March 31, 2003, compared to the corresponding quarter in 2002. The average rate on total interest-bearing liabilities decreased 56 basis points from 3.37% for the three months ended March 31, 2002, to 2.81% for the three months ended March 31, 2003. The increase in total interest-bearing liabilities was primarily due to the increase in certificates of deposits and money market accounts.

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



                                                      Three Months Ended March 31,
                                      -----------------------------------------------------------
                                                  2003                            2002
                                       --------------------------     ---------------------------
                                       Average              Yield/    Average              Yield/
                                       Balance   Interest    Rate     Balance   Interest    Rate
                                      --------   --------   ------   --------   --------   ------
                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits           $120,786    $  330     1.09%   $ 50,583    $  196     1.55%
  Investment securities                 11,528       137     4.75      10,542       180     6.83
  Mortgage-backed securities            38,777       598     6.17      61,899       977     6.31
  Net loans                            304,420     6,042     7.94     320,903     6,303     7.86
                                      --------    ------             --------    ------
    Total interest-earning assets      475,511    $7,107     5.98%    443,927    $7,656     6.90%
  Noninterest-earning assets            14,926                         32,354
    Total assets                      $490,437                       $476,281
                                      ========                       ========
LIABILITIES
Interest-bearing liabilities:
  Now checking accounts               $ 20,350    $   85     1.67%   $ 11,751    $   48     1.63%
  Money market accounts                 68,672       358     2.09      44,603       322     2.89
  Savings deposits                      93,191       476     2.04     114,837       501     1.75
  Certificates                         240,093     2,040     3.42     227,174     2,512     4.42
                                      --------    ------             --------    -------
    Total deposits                     422,306     2,959     2.81     398,365     3,383     3.40

  Borrowed money                         1,087        10     3.68      13,304        81     2.44
    Total interest-bearing
      liabilities                      423,393     2,969     2.81%    411,669     3,464     3.37%
                                      --------    ------             --------    -------
Non-interest-bearing liabilities        20,485                         22,333
    Total liabilities                  443,878                        434,002
Retained earnings or  shareholders'
  equity                                46,559                         42,279
    Total liabilities and retained
      earnings or shareholders'
      equity                          $490,437                       $476,281
                                      ========                       ========
    Net interest income                           $4,138                         $4,192
    Interest rate spread                                     3.17%                          3.53%
    Net yield on interest-earning
      assets                                                 3.47%                          3.78%
    Ratio of interest-earning assets
      to interest-bearing liabilities                        1.12x                          1.08x

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrowers ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. For the first quarter of 2002, management provided for a provision for loan losses of $304,000. After review of the loan portfolio, management determined that, based on stable economic conditions, a review of the specific factors effecting the allowance, and a judgment by management that the allowance was adequate, it was not necessary to increase the allowance in the first quarter of 2003 and therefore no provision was made.

Allowance for Loan Losses

     The Bank had an allowance for loan losses of $3.5 million and $3.6 million for the three months ended March 31, 2003 and December 31, 2002, respectively. Additionally, the Bank had charge-offs of $150,000 and recoveries of $40,000 against the allowance for loan losses during the three-month period ended March 31, 2003, compared to $252,000 in charge-offs and $29,000 in recoveries for the three month period ended March 31, 2002.

     The methodology for determining the adequacy of the allowance for loan loss considers both risk and economic factors. The analysis includes all types of loans, with the applied methodology commensurate to the risk assessment for the portfolio and present economic conditions. The risk rating of the loan portfolio is updated monthly by management and utilized for an overall assessment of the loan loss reserve adequacy, the results of which are reported quarterly to PSB's Board of Directors. The results of the assessment of the adequacy of the loan loss reserve, utilizing the risk ratings and economic factors, receive the close attention of management on an ongoing basis, with appropriate revisions made to the methodology in accordance with regulatory standards, changes in lending policies, economic/business conditions, past due/classified loans, quality of loan review, concentration of credit, and examination input. It is important to note that an effective internal loan review function is an essential element in satisfactorily implementing the Bank's methodology.

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

Non-interest Income

     The following table provides a summary of non-interest income, by category of income, for the three months ended
March 31, 2003 and March 31, 2002 (in thousands):

                                               Three months ended
                                                    March 31,
                                               ------------------
                                               2003         2002
                                               ----        ------
Service fees on deposit accounts               $214        $  491
Miscellaneous Income                             54           134
Gain on sale of investment                        -            87
Non-deposit fee income                           52           109
Other                                           148           281
                                               ----        ------
  Total                                        $468        $1,102


     The major source of non-interest income consists of gain on sale of loans, investment gains and losses, loan fees, service fees on deposit accounts, rental income and other miscellaneous income. Non-interest income decreased by $634,000, or 57.53%, to $468,000 for the three months ended March 31, 2003, from $1.1 million for the three months ended March 31, 2002. The decrease for the three month period ended March 31, 2003 was a result of decreases in service fees on deposit accounts, as a result of a number of factors. In 2003, the Bank instituted a series of relationship program products to customers. Some customers of the Bank now receive discounted fees if they maintain multiple accounts with the Bank. The purpose of the relationship program is to encourage our customers to maintain combined accounts that will allow them to take advantage of free services. Although the service fee income has decreased under the relationship program, the Bank hopes to attract customers to use or take advantage of additional services that will ultimately generate new business and future fee income. Additionally, during the first quarter of 2003, the Bank terminated a relationship with a special fee-based customer resulting in a significant decrease in non-deposit fee income. Additionally, in the first quarter of 2002, non-interest income was increased by the one-time gain on the sale of an asset of a subsidiary and a refund of taxes paid related to the acquisition of Jade that was realized in the same period.

Non-interest Expense

     The following table provides a summary of non-interest expense, by category of expense, for the three months ended
March 31, 2003, and March 31, 2002 (in thousands):

                                               Three months ended
                                                    March 31,
                                               ------------------
                                                2003        2002
                                               ------      ------
Salaries and employment benefits               $2,050      $2,183
Rent and occupancy expense                        503         397
Professional fees                                 276         141
FDIC insurance expense                             18          18
General insurance                                  63          65
Advertising                                        38          86
Data processing fees                               56          52
Director fees                                      76          98
Other operating expense                           852       1,279
                                               ------      ------
  Total                                        $3,932      $4,319
                                               ------      ------
                                               ------      ------

Non-interest expense principally consists of employee compensation and benefits, deposit insurance premiums, marketing, and premises and occupancy costs. Non-interest expense decreased by 8.96%, from $4.3 million for the three months ended March 31, 2002 to $3.9 million for the three months ended March 31, 2003. The principal reason for the decrease in non-interest expense was a decrease in other operating expenses associated with non-recurring costs related to the Bank's conversion to a new hardware/software operating system incurred in the first quarter of 2002.

Income Taxes

     PSB accounts for income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, leased assets, deferred loan fees and compensation. The Company had an income tax provision of $205,000, and $326,000 for the three months ended March 31, 2003, and March 31, 2002, respectively.

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

     The liquidity position of PSB is also strengthened by the availability of a $174.7 million credit facility with the Federal Home Loan Bank of Pittsburgh (FHLB). Advances are secured by FHLB stock and qualifying mortgage loans. There were no advances outstanding against this credit facility at December 31, 2002, or at March 31, 2003.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the three month period ended March 31, 2003, net cash used in operating activities was $10.1 million, compared to net cash provided by operating activities of $4.4 million for the same period of 2002. During the three month period ended March 31, 2003, net cash provided by investing activities was $22.7 million, compared to net cash used in investing activities of $2.2 million for the same period of 2002. Financing activities provided net cash of $7.0 million during the three months ended March 31, 2003, compared to $18.7 million in net cash provided by financing activities for the same period of 2002. The net result of these items was a $19.6 million increase in cash and cash equivalents for the three month period ended March 31, 2003, compared to a $20.9 million increase in cash and cash equivalents for the same period of 2002. The increase in cash and cash equivalents in 2003 is primarily due to the proceeds received from maturing investments of $10.0 million, a net payoff of loans of approximately $13.0 million, and an increase in deposits of $7.6 million.

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

Capital Adequacy

     On March 31, 2003, PSB's and the Bank's regulatory capital dollars and ratios are as follows. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

                                      Well        At March 31, 2003         At December 31, 2002
                                  Capitalized   -----------------------   -----------------------
                                     Ratios        PSB          Bank          PSB          Bank
                                  -----------   -----------   ---------   -----------   ---------
Tier I Capital                                   $ 45,420     $ 35,812     $ 44,862     $ 35,346
Tier II Capital                                     3,519        3,496        3,630        3,608
                                                 --------     --------     --------     --------
Total Qualifying Capital                         $ 48,939     $ 39,308     $ 48,492     $ 38,954

Risk Adjusted Total Assets                       $316,929     $313,923     $313,433     $310,831

Tier I Risk Based Capital Ratio     6.00%           14.33%       11.41%       14.31%       11.37%
Total Risk Based Capital Ratio     10.00%           15.44%       12.52%       15.47%       12.53%
Leverage Ratio                      5.00%            9.26%        7.25%        9.10%        7.22%

Average Assets                                    490,412      494,230      492,749      489,748

FINANCIAL CONDITION

General

     The Bank's total assets increased $4.9 million or 1.0% from $496.8 million at December 31, 2002, to $501.7 million at March 31, 2003. The increase in total assets was due to an increase in cash and cash equivalents primarily due to an a decrease in loans and an increase in core deposits.

     At March 31, 2003, the Bank's net loan portfolio totaled $275.6 million compared to $288.6 million at December 31, 2002. The decrease in the net loan portfolio is primarily attributable to a decrease in the volume of commercial real estate and consumer loans as well as continued refinancing and amortization of the residential mortgage loans. (In the table below, commercial real estate loans are classified as "Nonresidential.")

     The following table summarizes the loan portfolio of the Bank by loan category and amount at March 31, 2003, and December 31, 2002, for the past five years. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

                                      At March 31,        At December 31,
                                          2003                 2002
                                   ------------------   ------------------
                                    Amount*   Percent   Amount*    Percent    Variance   % Change
                                   --------   -------   --------   -------   ---------   --------
Real Estate Loans:
  One-to four-family               $ 92,323    33.04%   $106,496    36.40%   $(14,173)     -13%*
  Construction loans                 29,894    10.70%     28,853     9.86%      1,041        3%
  Five or more family residence      15,663     5.61%      4,082     1.39%     11,581      283%
Nonresidential                       91,780    32.85%    102,739    35.12%    (10,959)     -10%
Commercial loans                     19,959     7.14%     16,720     5.72%      3,239       19%
Consumer loans                       29,802    10.67%     33,666    11.51%     (3,864)     -11%
                                   --------             --------             --------
    Total loans                    $279,421   100.00%   $292,556   100.00%   $(13,135)      -4%
                                   ========   ======    ========    =====    ========      ===
Less:
  Unearned fees and discounts      $    332             $    323
  Undisbursed loan proceeds               -                    -
  Allowance for loan losses           3,493                3,603
                                   --------             --------
Net Loans                          $275,596             $288,630
                                   ========             ========

* Does not include loans held for sale

     Total investment securities of PSB (including mortgage-backed securities) decreased $10.2 million, or 18.22%, to $46.0 million at March 31, 2003, from $56.2 million at December 31, 2002.

     Cash and cash equivalents, including interest-earning deposits with banks, increased $19.5 million or 17.70% to $129.8 million at March 31, 2003, from $110.3 million at December 31, 2002. The primary change in cash and cash equivalents was the increase in the Bank's deposit balances and federal funds sold. The increase in cash and cash equivalents in 2003 is primarily due to the proceeds received from maturing investments of $10.0 million, a net payoff of loans of approximately 13.0 million, and an increase in deposits of $7.6 million.

     Total liabilities increased $4.4 million or 1.0% to $455.0 million at March 31, 2003 from $450.6 million at December 31, 2002.

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

Non-Performing Assets

     The Bank's level of non-performing assets decreased $79,000 or 1.62% to $4.8 million at March 31, 2003, from $4.9 million at December 31, 2002. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of March 31, 2003, and December 31, 2002 (Dollars in thousands):

                                           At March   At December
                                              31,         31,
                                             2003         2002
                                           --------   -----------
Loans past due 90 days or more as to
  interest or principal and accruing
  interest                                 $    -       $    -
Nonaccrual loans                            4,401        4,480
Loans restructured to provide a
  reduction or deferral of interest or
  principal                                     -            -
                                           ------       ------
    Total nonperforming loans               4,401        4,480
Real estate owned (REO)                       382          382
                                           ------       ------
    Total nonperforming assets             $4,783       $4,862
                                           ======       ======
Nonperforming loans to total loans           1.44%        1.44%
Nonperforming assets to total assets         0.95%        0.98%
Allowance for loan losses to total loans     1.15%        1.16%
Allowance for loan losses to
  nonperforming loans                       79.37%       80.42%
Allowance for loan losses to
  nonperforming assets                      73.03%       74.11%
Net charge-offs as a percentage of total
  loans                                      0.04%        0.28%

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

Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in PSB's market risk exposure since December 31, 2002.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit Index.

               Exhibit
                 No.     Document
               -------   --------
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

               21        Schedule of Subsidiaries (incorporated
                         herein by reference to Exhibit 21 of
                         PSB's Annual Report on Form 10-K filed
                         on March 31, 2003).

               99.1      Section 906 Certification of Report by
                         Chief Executive Officer and Chief
                         Financial Officer.  (filed herewith)

* Denotes a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

               (1) Form 8-K filed on March 10, 2003,
                   reporting the announcement of PSB's
                   highlights of its financial condition and earnings for the twelve month period ended
                   December 31, 2002



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

                              PSB BANCORP, INC


                              By:/s/Anthony DiSandro
                                 --------------------------------
                                 Anthony DiSandro,
                                 President, Chief Executive
                                 Officer


                              By:/s/John Carrozza
                                 --------------------------------
                                 Principal Financial Officer
                                 and Acting Chief Financial
                                 Officer


May 14, 2003



                           CERTIFICATIONS

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

Date:  May 14, 2003

                              /s/Anthony DiSandro
                              --------------------------------
                              Anthony DiSandro
                              Chief Executive Officer



     I, John Carrozza, Acting Chief Financial Officer of PSB
Bancorp, Inc., certify that:

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

Date:  May 14, 2003

                              /s/John Carrozza
                             ---------------------------------
                              Acting Chief Financial Officer