Form 10-Q
period 2003-06-30
PSB BANCORP INC
filed 2003-08-14
CIK 1047537

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30,2003 or

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

Number of shares outstanding as of August 14, 2003

     Common Stock (no par value)             4,534,611
     ---------------------------       --------------------
         (Title of Class)              (Outstanding Shares)



                         PSB Bancorp, Inc.
                            FORM 10-Q

               For the Quarter Ended June 30, 2003

                             Contents

                                                             Page

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of June 30, 2003 (unaudited) and December 31,
         2002                                                   5

         Consolidated Statements of Income (unaudited)
         for the Three and Six Month Periods Ended
         June 30, 2003 and 2002                                 7

         Consolidated Statements of Cash Flows (unaudited)
         for the Six Month Periods Ended June 30, 2003
         and 2002                                              11

         Consolidated Statements of Comprehensive Income
         (unaudited) for the Three and Six Month Periods
         Ended June 30, 2003 and 2002                          13

         Notes to Consolidated Financial Statements            14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   20

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                           32

Item 4.  Controls and Procedures                               33

PART II. Other Information

Item 1.  Legal Proceedings                                     34

Item 2.  Changes in Securities and Use of Proceeds             34

Item 3.  Defaults Upon Senior Securities                       34

Item 4.  Submission of Matters to a Vote of Security
         Holders                                               34

Item 5.  Other Information                                     34

Item 6.  Exhibits and Reports on Form 8-K                      34



                      Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                        PSB BANCORP, INC.
                STATEMENTS OF FINANCIAL CONDITION
                          (In thousands)

                                                 June 30, 2003   Dec. 31, 2002
                                                 -------------   -------------
                                                  (Unaudited)      (Audited)
Assets
  Cash and due from banks                           $ 6,438        $  4,323
  Interest earning deposits with banks               91,792          82,321
  Federal funds sold                                 25,733          23,625
                                                   --------        --------
        Total cash and cash equivalents             123,963         110,269
  Loans held-for-sale                                23,260          18,855
  Investment securities available-for-sale,
    at fair value                                    55,036          49,730
  Investment securities held to maturity (fair
    value $11,069 and $2,346)                        11,018           6,468
  Federal Home Loan Bank stock - at cost              1,223             872
  Federal Reserve Bank stock - at cost                  320             320

  Loans                                             254,726         292,233
  Less allowance for possible loans losses           (3,426)         (3,603)
                                                   --------        --------
        Net Loans                                   251,300         288,630
                                                   --------        --------
  Accrued interest receivable                         1,816           2,458
  Premises and equipment, net                         3,035           2,987
  Bank-owned life insurance (BOLI)                   11,979          11,721
  Other assets                                        6,078           4,470
                                                   --------        --------
                                                     22,908          21,636
                                                   --------        --------
        Total assets                               $489,028        $496,780
                                                   ========        ========
Liabilities
  Deposits
    Non-Interest bearing                             29,647          31,790
    Interest bearing                                406,727         410,434
                                                   --------        --------
        Total deposits                              436,374         442,224
                                                   ========        ========
  Securities sold under agreements to
    repurchase                                        1,092           1,075
  Advances from borrowers for taxes and
    insurance                                         3,093           3,397
  Other Liabilities                                   1,492           3,917
                                                   --------        --------
                                                      5,677           8,389
                                                   --------        --------
        Total liabilities                          $442,051        $450,613
                                                   ========        ========
Shareholder's Equity
  Common stock authorized, 15,000,000 shares
    no par value, 4,534,611 shares issued and
    outstanding on June 30, 2003 and
    December 31, 2002                                42,060          41,985
  Retained earnings                                   5,979           4,914
  Accumulated other comprehensive income                833           1,277
  Employee stock ownership plan                      (1,502)         (1,631)
  Treasury stock, at cost, $72,325 on June 30,
    2003 and December 31, 2002                         (393)           (378)
        Total shareholders' equity                   46,977          46,167
                                                   --------        --------
        Total liabilities and shareholders'
          equity                                   $489,028        $496,780
                                                   ========        ========

The accompanying notes are an integral part of these financial statements.



                         PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                     Three Months Ended June 30,
                                     ---------------------------
                                        2003            2002
                                       ------          ------
                                             (Unaudited)
Interest Income
  Loans, including fees                $6,114          $6,761
  Investment securities                   683           1,115
  Deposits with banks                     360             290
                                       ------          ------
    Total interest income               7,157           8,166
                                       ------          ------
Interest Expense
  Interest on deposits                  2,530           3,353
  Interest on borrowings                    6              93
                                       ------          ------
    Total interest expense              2,536           3,446
                                       ------          ------
    Net interest income                 4,621           4,720
                                       ------          ------
Provision for loan losses                  45             158
                                       ------          ------
    Net interest income after
      provision for loan losses         4,576           4,562

Non-interest income                       598             638
                                       ------          ------
Non-Interest Expenses
  Salaries and employee benefits        2,216           2,008
  Occupancy and equipment                 496             406
  Other operating                       1,565           1,731
                                       ------          ------
    Total non-interest expenses         4,277           4,145
                                       ------          ------
Income before income taxes                897           1,055
Income taxes                             (302)           (280)
                                       ------          ------
Net Income                             $  595          $  775
                                       ======          ======
Net Income per Common Share
  Basic:                               $ 0.14          $  .19
                                       ======          ======
  Diluted:                              $0.14          $  .18
                                       ======          ======

The accompanying notes are an integral part of these financial statements.



                          PSB BANCORP, INC
                 CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share data)

                                      Six Months Ended June 30,
                                      -------------------------
                                         2003            2002
                                       -------         -------
                                             (Unaudited)
Interest Income
  Loans, including fees                $12,156         $13,064
  Investment securities                  1,418           2,272
  Deposits with banks                      690             486
                                       -------         -------
      Total interest income             14,264          15,822
                                       -------         -------
Interest Expense
  Interest on deposits                   5,489           6,736
  Interest on borrowings                    16             174
                                       -------         -------
      Total interest expense             5,505           6,910

      Net interest income                8,759           8,912

Provision for loan losses                   45             462
                                       -------         -------
      Net interest income after
        provision for loan losses        8,714           8,450

Non-interest income                      1,066           1,740
                                       -------         -------
Non-Interest Expenses
  Salaries and employee benefits         4,266           4,191
  Occupancy and equipment                  999             803
  Other operating                        2,944           3,470
                                       -------         -------
      Total Non-Interest Expenses        8,209           8,464
                                       -------         -------
Income before income taxes and
  cumulative effect of accounting
  change                                 1,571           1,726
Income Taxes                              (507)           (606)

Income before cumulative effect
   of accounting change                  1,064           1,120
Cumulative effect of accounting
  change                                     0           1,329
                                       -------         -------
      Net income                       $ 1,064         $ 2,449
                                       =======         =======

Net Income per Common Share
  Basic:
    Income before cumulative effect
      of accounting change             $  0.25         $   .27
    Cumulative effect of accounting
      Change                                --             .32
                                       -------         =======
      Net Income:                      $  0.25         $   .59
                                       =======         =======
  Diluted:
    Income before cumulative effect
      of accounting change             $  0.25         $   .26
    Cumulative effect of accounting
      change                                --             .32
                                       -------         -------
      Net Income:                      $  0.25         $   .58
                                       =======         =======

The accompanying notes are an integral part of these financial statements.



                        PSB BANCORP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS

                          (In thousands)

                                                            Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                           2003        2002
                                                         --------    --------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  1,064    $  2,449
                                                         --------    --------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Provision for possible loan losses                       45         462
      Depreciation and amortization                           441         289
      Amortization of discounts and accretion of
        premiums on investment securities                      79          91
      Cumulative effect of accounting change                    -      (1,329)
      (Write-up) write-down of equity investments               -         (18)
      Gain on sale of real estate                              (1)          -
      Loans held for sale                                  (4,405)      5,114
      Deferred income taxes                                     -         666
      ESOP (credit) expense                                   205         297
      Change in assets and liabilities:
        (Increase) decrease in accrued interest
          receivable                                          642        (122)
        (Increase) decrease in other assets                (1,481)       (337)
        Increase (decrease) in accrued interest
          payable                                               -         (10)
        Increase (decrease) change in accrued expenses     (2,426)     (1,310)
                                                         --------    --------
    Net cash (used in) provided by operating
      activities                                           (5,837)      6,242
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities,
    available-for-sale                                    (35,006)     (5,000)
  Proceeds from maturities and calls of investment
    securities                                             24,096       9,666
  Purchase of Federal Home Loan Bank stock                   (351)     (1,028)
  Net decrease (increase) in loans                         37,397     (10,772)
  Proceeds from sale of real estate owned                      36         202
  Purchase of premises and equipment                         (489)       (416)
                                                         --------    --------
  Net cash provided by(used in) investing activities       25,683      (7,348)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                      (5,850)     22,584
  Increase (decrease) in securities sold under
    agreements to repurchase                                   17         (14)
  Change in advances for borrowers' taxes and
    insurance                                                (304)       (140)
  Net increase (decrease) in borrowed funds
  Change in treasury stock                                    (15)          -
                                                         --------    --------
  Net cash (used in) provided by financing activities      (6,152)     22,430
                                                         --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  13,694      21,324

  Cash and Cash equivalents, beginning of period          110,269      54,756
                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $123,963    $ 76,080
                                                         ========    ========



                PSB BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (In thousands)

                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                         ------------------   ----------------
                                           2003     2002       2003      2002
                                          ------   ------     -------   ------
                                                      (Unaudited)
Net Income                                $ 595    $  775     $1,064    $2,449

Other comprehensive income, Net of tax:

Accumulated comprehensive gain (loss),
  investments available for sale           (385)      807       (444)      675
                                          -----    ------     ------    ------
Other comprehensive income                 (385)      807       (444)      675
                                          -----    ------     ------    ------
Comprehensive Income                      $ 210    $1,582     $  620    $3,124
                                          =====    ======     ======    ======



                          PSB BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          June 30, 2003
                            (UNAUDITED)

1.   Basis of Presentation

     This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc.("PSB") and its subsidiaries.

     PSB's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The result of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2003. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended
     December 31, 2002.

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

3.   Earnings Per Share

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. The computation of diluted earnings per share for all periods excludes 1,371,200 options issued in connection with the 1999 First Bank of Philadelphia acquisition, which have been deemed by management to be invalid.

                                           Three months ended June 30, 2003
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share

  Income available to common
    stockholders                          $595           4,216         $0.14

Effect of dilutive securities
  Stock options                              -              83             -
                                          ----           -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus effect of
    dilutive securities                   $595           4,299         $0.14
                                          ====           =====         =====

     No options were anti-dilutive at June 30, 2003.

<table
                                           Six months ended June 30, 2003
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income available to common
    stockholders                         $1,064          4,223         $0.25
Effect of dilutive securities
  Stock options                               -             83             -
                                          -----          -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus
    effect of dilutive securities        $1,064          4,306         $0.25
                                         ======          =====         =====

No options were anti-dilutive at June 30, 2003.

                                          Three months ended June 30, 2002
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income before cumulative effect
    of accounting change                  $775           4,159         $0.19

  Income available to common
    stockholders                          $775           4,159         $0.19

  Effect of dilutive securities
    Stock options                            -              93          (.01)
                                          ----           -----         -----
Diluted earnings per share
  Income available to common
     stockholders plus effect of
     dilutive securities                  $775           4,252         $0.18
                                          ====           =====         =====

     No options were anti-dilutive at June 30, 2002

                                           Six months ended June 30, 2002
                                      ----------------------------------------
                                                       Weighted
                                         Income     average shares   Per share
                                      (numerator)    (denominator)     amount
                                      -----------   --------------   ---------
                                        (In thousands, except per share data)
Basic earnings per share
  Income before cumulative effect
    of accounting change                 $1,120          4,165         $0.27

  Cumulative effect
    of accounting change                 $1,329              -         $0.32
                                         ------          -----         -----
  Income available to common
    stockholders                         $2,449          4,165         $0.59

  Effect of dilutive securities
    Stock options                             -             80          (.01)
                                         ------          -----         -----
Diluted earnings per share
  Income available to common
    stockholders plus effect of
    dilutive securities                  $2,449          4,245         $0.58
                                         ======          =====         =====

     No options were anti-dilutive at June 30, 2002.

4. Regulatory Matters

     On April 14, 2003, PSB and First Penn Bank (the "Bank") entered into a Memorandum of Understanding ("MOU") with the Federal Reserve Bank of Philadelphia ("Federal Reserve"). PSB and the Bank do not believe that the existence of the MOU or its provisions will have a material adverse effect on their consolidated financial position or results of operations. PSB's Annual Report on Form 10-K for the year ended December 31, 2002, includes a more detailed description of the terms of the MOU.

5. New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On January 1, 2003, PSB adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002, and adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not affect PSB's financial condition or results of operations.

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

     The Bank issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN
     No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At June 30, 2003, and December 31, 2002, the Bank was contingently liable on financial and performance standby letters of credit totaling $1.5 million and $1.6 million, respectively, $466,000 of which were originated during 2003. The Bank's commitments under standby letters of credit expire at various dates through 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Collateral held for these commitments at June 30, 2003, was 100%.

     In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46.")
     FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. PSB is currently evaluating the impact that FIN 46 will have on its consolidated financial position and results of operations. PSB has an investment in Iron Bridge Holdings, Inc. ("Iron Bridge") and this investment is currently accounted for under the equity method of accounting. Management has been actively pursuing the divestiture of its investment in Iron Bridge since December of 2002. A preliminary determination has been made that this investment may be required to be consolidated under the provisions of FIN 46, as of September 30, 2003. The possible consolidation of Iron Bridge could have a material impact on the Company's consolidated results of operations for the three month period ended September 30, 2003 and for the year ended December 31, 2003.


     The Bank adopted Statement of Financial Accounting
     Standard 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on
     July 1, 2003.  SFAS No. 149 clarifies and amends SFAS
     No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB staff implementation issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Bank periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 will have a material impact on the Bank's financial position or results of operations.

     The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 will have a material impact on the Company's financial position or results of operations.

6.  Reclassifications

     Certain 2002 amounts have been reclassified to conform to the 2003 presentation.



Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations.

RESULTS OF OPERATIONS

General

     PSB's results of operations depend primarily on the Bank's net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. The Bank's interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary and employee benefits, occupancy costs, and charges relating to non-performing and other classified assets.

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


Allowance for Credit Losses

     PSB uses the reserve method of accounting for credit losses. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries, and losses. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

     While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans. In addition, the regulators, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. The regulators may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

     The AICPA's Accounting Standards Executive Committee has issued an exposure draft of a proposed Statement of Position ("SOP"), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," with certain exceptions. If adopted, the proposed SOP would apply to all creditors other than state and local governmental entities and federal governmental entities. The Bank is currently reviewing the components of the proposed SOP and the impact it will have on its consolidated financial position and results of operations.

Performance Overview

     PSB's net income for the second quarter of 2003 was $595,000 or $0.14 on a diluted per share basis, compared to net income of $775,000 or $0.18 per diluted share for the second quarter of 2002. The decrease in net income for the second quarter of 2003 is primarily a result of a continued decline in the interest rate environment resulting in decreased interest income, the reinvestment of maturing and repricing of assets at lower rates, and accelerated prepayments on higher yielding mortgage-backed securities and loans.

     In the first quarter of 2002, PSB recognized a cumulative effect of an accounting change of $1.3 million which represented the remaining unamortized portion of negative goodwill which materially affected net income for that quarter.

     The Bank's net interest margin continues to be negatively affected by the overall decline of interest rates which is a result of continuing reductions of interest rates by the Federal Reserve. Net interest margin declined by 29 basis points from 4.10% for the three months ended June 30, 2002 to 3.81% for the same period in 2002. To mitigate this margin compression, the Bank will continue to monitor and adjust its cost of funds subject to the constraints of local market conditions. The Bank also will attempt to deploy its excess liquidity in order to increase the yield on these funds without incurring excessive interest or credit risk.

Net Income

     PSB's net income totaled $595,000 and $775,000 for the three months ended June 30, 2003 and 2002, respectively. PSB's basic and diluted earnings per share for the three months ended
June 30, 2003 were $0.14 and $0.14 respectively, compared to $0.19 and $0.18 per share for the three months ended June 30, 2002.

     PSB's net income for the six months ended June 30, 2003, totaled $1.1 million matching the $1.1 million prior to the recognition of $1.3 million related to the acquisition of Jade, for the same period in 2002. PSB's basic and diluted earnings per share for the six months ended June 30, 2003 were $0.25 and $.0.25 compared to $0.59 and $0.58 per share for the six months ended June 30, 2002, respectively, including the adjustment to earnings per share of $.32 to both basic and diluted earnings per share occasioned by the acquisition of Jade.

     We are attempting to stem the decreased earnings by investing our excess liquidity in short term higher interest yielding investments and reducing our cost of deposits. In an attempt to increase earnings, management has recently put into effect various strategies to enhance the growth of higher yielding consumer home equity and home equity lines of credit. The commercial real estate and construction loan departments are currently working on marketing special loan products to become more competitive in the lower interest rate market without the bank assuming additional credit risk.

Net Interest Income and Average Balances

     Net interest income is a key component of PSB's profitability and is managed in coordination with PSB's interest rate sensitivity position. Net interest income for the second quarter of 2003 was $4.6 million compared to $4.7 million, or a 2.09% decrease from the second quarter of 2002. Net interest income for the six month period ended June 30, 2003 was $8.8 million compared to $8.9 million, or 1.71% decrease from the same period in 2002. This decrease is primarily a result of a continued decline in the interest rate environment, the reinvestment of maturing higher yielding earning assets and market repricing of new investment assets at lower rates, and accelerated prepayments on higher yielding mortgage-backed securities and loans.

     Overall, average total interest-earning assets provided a yield of 5.90% for the three months ended June 30, 2003, compared to 7.09% for the same period in 2002. The average yield for the three months ended June 30, 2003 decreased primarily due to a decline in the average yield on our loan portfolio, our interest-earning deposits and our investment and mortgage-backed securities. Average total loans of $292.3 million for the three months ended June 30, 2003, provided a yield of 8.37% for the period, compared to average total loans of $317.3 million for the three months ended June 30, 2002, which provided a yield of 8.52% for the period.

     Average total interest-bearing liabilities increased from $413.8 million to $422.8 million or 2.16% for the three months ended June 30, 2003 compared to the three-month period ended
June 30, 2002. The average rate on total interest-bearing liabilities decreased 93 basis points from 3.33% for the three months ended June 30, 2002 to 2.40% for the three months ended June 30, 2003. The increase in interest-bearing liabilities resulted from increases in money market and checking account deposits. The decrease in the overall rate paid on interest-bearing liabilities was due to PSB's ability to decrease the rate paid on these accounts in concert with the nationwide decline in interest rates. Additionally, PSB did not have to offer higher than average interest rates on deposit accounts to attract new depositors because of a continuing shift of moneys from equity-based investments to deposit-based investments due to the continuing instability of the stock market.

     Overall, average total interest-earning assets provided a yield of 5.94% for the six months ended June 30, 2003, compared to 7.00% for the same period in 2002. Average total loans of $298.4 million for the six months ended June 30, 2003, provided a yield of 8.15%, compared to average total loans of $319.1 million for the six months ended June 30, 2002, that provided a yield of 8.19%. The decrease in average total loans was primarily due to the sale of fixed-rate mortgages with lower yielding rates into the secondary market. In doing so, the Bank reduced the long term lower interest yielding mortgages and increased mortgage placement fees by $258,000 over the same period in 2002.

     Average total interest-bearing liabilities increased from $412.8 million to $423.1 million or 2.50% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The primary reason for the change in total interest-bearing liabilities was an increase in money market and checking account deposits. The average rate on interest-bearing liabilities for the six month period ending June 30, 2003, decreased 75 basis points from 3.35% for the six months ended June 30, 2002, to 2.60% for the six months ended June 30, 2002.

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

                                                                    Three Months Ended June 30,
                                                    -----------------------------------------------------------
                                                                2003                           2002
                                                    ----------------------------   ----------------------------
                                                     Average              Yield/    Average              Yield/
                                                     Balance   Interest    Rate     Balance   Interest    Rate
                                                    --------   --------   ------   --------   --------   ------
                                                                       (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits                         $141,118    $  360     1.02%   $ 73,871    $  290     1.57%
  Investment securities                               19,308       184     3.81      11,280       205     7.27
  Mortgage-backed securities                          32,315       499     6.18      57,981       910     6.28
  Net loans                                          292,283     6,114     8.37     317,322     6,761     8.52
                                                    --------    ------             --------    ------
      Total interest-earning assets                  485,024    $7,157     5.90%    460,454    $8,166     7.09%
                                                    --------    ------             --------    ------
Noninterest-earning assets                            10,367                         27,267
      Total assets                                  $495,391                       $487,721
                                                    ========                       ========
LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                             $ 23,043    $   44     0.76%   $ 15,701    $   62     1.58%
  Money market accounts                               76,049       274     1.44      55,075       505     3.67
  Savings deposits                                    95,317       341     1.43     101,764       431     1.69
  Certificates                                       227,279     1,871     3.29     227,983     2,355     4.13
                                                    --------    ------             --------    ------
      Total deposits                                 421,688     2,530     1.20     400,523     3,353     3.35
  Borrowed money                                       1,091         6     2.20      13,310        93     2.79
                                                               ------                          ------
      Total interest-bearing liabilities             422,779     2,536     2.40%    413,833     3,446     3.33%
                                                    --------                       --------
Non-interest-bearing liabilities                      25,765                         29,898
      Total liabilities                              448,544                        443,731
Retained earnings or shareholders' equity             46,847                         43,990
      Total liabilities and retained earnings or
        shareholders' equity                        $495,391                       $487,721
                                                    ========                       ========
Net interest income                                             $4,621                         $4,720
                                                                ======                         ======
Interest rate spread                                                       3.50%                          3.76%
Net yield on interest-earning assets                                       3.81%                          4.10%
Ratio of interest-earning assets to interest-
  bearing liabilities                                                      1.15x                          1.11x

                                                                     Six Months Ended June 30,
                                                    -----------------------------------------------------------
                                                                2003                           2002
                                                    ----------------------------   ----------------------------
                                                     Average              Yield/    Average              Yield/
                                                     Balance   Interest    Rate     Balance   Interest    Rate
                                                    --------   --------   ------   --------   --------   ------
                                                                       (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Interest-earning deposits                         $130,952    $   690    1.05%   $ 62,227    $   486    1.56%
  Investment securities                               15,418        321    4.16      10,911        385    7.06
  Mortgage-backed securities                          35,546      1,097    6.17      59,940      1,887    6.30
  Net loans                                          298,351     12,156    8.15     319,113     13,064    8.19
                                                    --------    -------            --------    -------
      Total interest-earning assets                  480,267    $14,264    5.94%    452,191    $15,822    7.00%
                                                    --------    -------            --------    -------
Noninterest-earning assets                             9,700                         29,810
      Total assets                                  $489,967                       $482,001
                                                    ========                       ========
LIABILITIES
Interest-bearing liabilities:
  Now checking accounts                             $ 21,696    $   127    1.17%   $ 13,726    $   110    1.60%
  Money market accounts                               72,360        614    1.70      49,839        827    3.32
  Savings deposits                                    94,254        827    1.75     108,300        932    1.72
  Certificates                                       233,686      3,921    3.36     227,579      4,867    4.28
                                                    --------    -------            --------    -------
      Total deposits                                 421,996      5,489    2.60     399,444      6,736    3.37
  Borrowed money                                       1,089         16    2.94      13,307        174    2.62
                                                                -------                        -------
      Total interest-bearing liabilities             423,085      5,505    2.60%    412,751      6,910    3.35%
                                                    --------                       --------
Non-interest-bearing liabilities                      20,184                         26,115
      Total liabilities                              443,269                        438,866
Retained earnings or shareholders' equity             46,698                         43,135
      Total liabilities and retained earnings
        or shareholders' equity                     $489,967                       $482,001
                                                    ========                        ========
Net interest income                                             $ 8,759                        $ 8,912
                                                                =======                        =======
Interest rate spread                                                       3.34%                          3.65%
Net yield on interest-earning assets                                       3.65%                          3.94%
Ratio of interest-earning assets to interest-
  bearing liabilities                                                      1.14x                          1.10x

Provision for Loan Losses

     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. PSB had had a provision for loan losses of $45,000 and $45,000 during the three and six months ended June 30, 2003 compared to $158,000 and $462,000 for the three and six months ended June 30, 2002. Additionally, PSB had charge-offs against the allowance for loan losses of $150,000 and $322,000 during the three and six month periods ended June 30, 2003, respectively and recoveries against the allowance for loan losses of $40,000 and $100,000 during the three and six month periods ended June 30, 2002, respectively.

Non-interest Income

     Non-interest income consists of gain on sale of loans, service charges, rental income and other income. Non-interest income decreased by $40,000, or 6.27%, to $598,000 for the three months ended June 30, 2003, from $638,000 for the three months ended June 30, 2002, and by $674,000 or 38.74% for the six months ended June 30, 2003, to $1.1 million from $1.7 million for the six months ended June 30, 2002. The decrease for the three and six month periods ended June 30, 2003, was a result of decreases in service fees on deposit accounts, as a result of the relationship program products made available to customers in 2003. The purpose of the program is to encourage our customers to maintain combined accounts which will allow them to take advantage of free services. Although the fee income has decreased the Bank believes this product will attract customers to use or take advantage of additional services, which will ultimately generate new business and future fee income. This decrease in non-interest income was mitigated by the sale of an asset of a subsidiary resulting in a one time gain; and a refund of past taxes related to the Jade acquisition.

Non-interest Expense

     Non-interest expense increased by 3.18%, from $4.1 million for the three months ended June 30, 2002 to $4.3 million for the three months ended June 30, 2003. For the six months ended
June 30, 2003 non-interest expense decreased by 3.01%, to $8.2 million from $8.5 million for the six months ended June, 30, 2002. The principal reason for the decrease in non-interest expense for the six month period of 2003 was a decrease in other operating expenses which were higher in the same period of 2002 due to the costs associated with the purchase and installation of new core software and hardware.

     The following table provides a summary of non-interest expense, by category of expense, for the six months ended
June 30, 2003, and 2002:

                                        Six months ended June 30,
                                        -------------------------
                                              2003     2002
                                             ------   ------
                                              (In thousands)

Salaries and employment benefits             $4,266   $4,191
Rent and occupancy expense                      999      803
Professional fees                               585      458
FDIC insurance expense                           36       36
General insurance                               108      127
Advertising                                      87      173
Data processing fees                            125      124
Director fees                                   151      192
Other operating expense                       1,852    2,360
                                             ------   ------
  Total                                      $8,209   $8,464

Provision for Income Taxes

     Income tax provisions for the three and six month periods ended June 30, 2003 were $302,000 and $507,000, respectively, compared to $280,000 and $606,000, respectively, for the same periods in 2002.

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

     PSB's asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments. The liquidity position of PSB is also strengthened by a $173 million credit facility with the Federal Home Loan Bank ("FHLB"). Advances are secured by FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of June 30, 2003.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the six months ended June 30, 2003, net cash used in operating activities was $5.8 million, compared to net cash provided by operating activities of $6.2 million for the same period of 2002. During the six months ended June 30, 2003, net cash provided by investing activities was $25.7 million, compared to net cash used in investing activities of $7.3 million for the same period of 2002. Financing activities used net cash of $6.2 million during the six months ended June 30, 2003, compared to $22.4 million in net cash provided by financing activities for the same period of 2002. The net result of these items was a $13.7 million increase in cash and cash equivalents for the six months ended June 30, 2003, compared to a $21.3 million increase in cash and cash equivalents for the same period of 2002.

Interest Rate Sensitivity

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

     The blending of fixed and floating-rate loans and investments to match the re-pricing and maturity characteristics of the various funding sources is a continuous process in an attempt to minimize any significant fluctuations in net interest income. The composition of the balance sheet is designed to minimize any significant fluctuation in net interest income and to maximize liquidity. Management believes that the accessibility to FHLB borrowings will provide the flexibility to assist in keeping fluctuations in net interest income under control and to maintain an adequate liquidity position.

Capital Adequacy

     PSB is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum
Tier I leverage ratio, as defined by the banking regulators. PSB's liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At June 30, 2003, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. PSB's actual Tier I and total capital ratios at June 30, 2003, were 15.10% and 16.23%, respectively, and PSB's Tier I leverage ratio was 9.32%. These ratios exceed the requirements for classification as a "well capitalized" institution, the industry's highest capital category.

    On June 30, 2003, PSB was in compliance with regulatory capital requirements as shown in the following table:

                                    Well
                                 Capitalized        At June 30,           At December 31,
                                    Ratios             2003                    2002
                                 -----------   ---------------------   ---------------------
                                                  PSB        Bank         PSB        Bank
                                               ---------   ---------   ---------   ---------
Tier I Capital                                 $ 46,153    $ 36,341    $ 44,862    $ 35,346
Tier II Capital                                   3,452       3,428       3,630       3,608
                                               --------    --------    --------    --------
Total Qualifying Capital                       $ 49,605    $ 39,769    $ 48,492    $ 38,954

Risk Adjusted Total Assets                     $305,673    $302,519    $313,433    $310,831

Tier I Risk Based Capital Ratio      6.00%        15.10%      12.01%      14.31%      11.37%
Total Risk Based Capital Ratio      10.00%        16.23%      13.15%      15.47%      12.53%
Leverage Ratio                       5.00%         9.32%       7.38%       9.10%       7.22%

Average Assets                                  495,368     492,250     492,749     489,748

FINANCIAL CONDITION

General

     PSB's total assets decreased $7.8 million or 1.57% from $496.8 million at December 31, 2002, to $489.0 million at June 30, 2003. The decrease in PSB's assets was primarily attributable to time deposits decreasing by approximately $6.0 million, as of June 30, 2003.

     At June 30, 2003, PSB's net loan portfolio totaled
$251.3 million compared to $288.6 million at December 31, 2002.
The decrease is primarily attributable to a decrease in the volume of one-to four-family mortgages, construction, and consumer loans as indicated in the tables below.

     The following tables summarize the loan portfolios of PSB by loan category and amount at June 30, 2003, compared to December 31, 2002, respectively. From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to third party investors within PSB's financial reporting periods. Similarly, student loans are frequently originated and sold within PSB's financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to PSB's general classifications (Dollars in thousands):

                                        At June 30,        At December 31,
                                           2003                 2002
                                   ------------------   ------------------
                                    Amount    Percent    Amount    Percent    Variance   % Change
                                   --------   -------   --------   -------   ---------   --------
Real Estate Loans:
  One-to four-family*              $ 78,363    30.72%   $106,496    36.40%   $(28,133)    -26.42%
  Construction loans                 24,729     9.69%     28,853     9.86%     (4,124)    -14.29%
  Five or more family residence      13,007     5.10%      4,082     1.39%      8,925     218.64%
  Nonresidential                     93,794    36.77%    102,739    35.12%     (8,945)     -8.71%

Commercial loans                     18,094     7.09%     16,720     5.72%      1,374       8.22%
Consumer loans                       27,083    10.63%     33,666    11.51%     (6,583)    -19.55%
                                   --------   ------    --------   ------    --------     ------
    Total loans                    $255,070   100.00%   $292,556   100.00%   $(37,486)     12.81%
                                   ========   ======    ========   ======    ========     ======
Less:
  Unearned fees and discounts      $    344             $    323
  Undisbursed loan proceeds               -                    -
  Allowance for loan losses           3,426                3,603
                                   --------             --------
  Net Loans                        $251,301             $288,630
                                   ========             ========

* Does not include loans held for sale

     Total investment securities (including mortgage-backed securities) increased $9.9 million, or 17.62%, to $66.1 million at June 30, 2003, from $56.2 million at December 31, 2002.

     Cash and cash equivalents, including interest-earning deposits with banks, increased $13.7 million or 12.42% to $123.9 million at June 30, 2003, from $110.3 million at December 31, 2001.

     Total liabilities decreased $8.5 million or 1.89% to $442.1 million at June 30, 2003 from $450.6 million at December 31, 2002. This decrease primarily reflects a decrease in time deposits by approximately $6.0 million, as of June 30, 2003.

     We have implemented a disciplined asset and liability management process in the second quarter of 2003 to manage our deposit and loan pricing. Through this process we have significantly lowered our cost of deposits and reduced interest rate risk. Our strategies have been directed to increasing the attractiveness of our core deposit products. As we continue to execute this strategy it will provide the bank with greater flexibility to react to changes in the interest rate environment

Asset Quality

Allowance for Loan Losses

     The allowance for possible loan losses is funded through a provision for possible loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect a borrower's ability to pay. These estimates are particularly susceptible to change that may result in a material adjustment to the allowance for loan losses. As adjustments become identified, they are charged against earnings for the period in which they become known. Management believes that it makes an informed judgment based upon available information.

     It is the objective of PSB's evaluation process to establish the following components of the allowance for loan losses: a specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses. Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflect the current risk to PSB. As a general rule, special mention assets will have a minimum reserve of 3%, substandard assets will have a minimum reserve of 20%, and doubtful assets will have a minimum reserve of 50%. A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.

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

Non-Performing Assets

     PSB's level of non-performing assets increased $16,000 or 0.21% to $4.88 million at June 30, 2003, from $4.87 million at December 31, 2002. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

     The following table sets forth non-performing assets as of June 30, 2003 and December 31, 2002:

                                    At June 30,   At December 31,
                                        2003            2002
                                    -----------   ---------------
                                        (Dollars in thousands)
Loans past due 90 days or more as
  to interest or principal and
  accruing interest                   $    -          $    -
Nonaccrual loans                       4,423           4,480
                                      ------          ------
Total nonperforming loans              4,423           4,480
Real estate owned (REO)                  455             382
                                      ------          ------
    Total nonperforming assets        $4,878          $4,862
                                      ======          ======

Nonperforming loans to total loans      1.73%           1.53%
Nonperforming assets to total
  assets                                1.00%           0.98%
Allowance for loan losses to total
  loans*                                1.34%           1.23%
Allowance for loan losses to
  Non-performing loans*                77.46%          80.42%
Allowance for loan losses to
  Non-performing assets                70.23%          74.11%
Net charge-offs as a percentage of
  total loans                           0.04%           0.28%

* Does not include loans held-for-sale

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk

     There has been no material change in PSB's assessment of its sensitivity to market risk since its presentation in the 2002
Annual Report on Form 10-K filed with the Securities and Exchange
Commission.

ITEM 4. CONTROLS AND PROCEDURES

     PSB's management conducted an evaluation, under the supervision and with the participation of PSB's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PSB's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PSB's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in PSB's SEC reports. In addition, PSB's management, including the Chief Executive Officer and Chief Financial Officer, reviewed PSB's internal controls, and there have been no significant changes in PSB's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.



                       Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities and Use of Proceeds.

          None

Item 3.   Defaults upon Senior Securities.

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               31.1     Certification of Anthony DiSandro
                        pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002.

               31.2     Certification of John Carrozza pursuant
                        to Section 302 of the Sarbanes-Oxley Act of 2002.

               32       Certification Pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002.

          (b)  Reports on Form 8-K

               (1)  None



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

                              PSB BANCORP, INC.


                              By:/s/Anthony DiSandro
                                 --------------------------------
                                 Anthony DiSandro,
                                 President, Chief Executive
                                 Officer, and Director



                              By:/s/John Carrozza
                                 --------------------------------
                                 John Carrozza,
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                   Chief Accounting Officer)



August 14, 2003



                            Exhibit Index

Exhibit No.      Document
-----------      --------

    31.1 Certification of Anthony DiSandro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2         Certification of John Carrozza pursuant
                 to Section 302 of the Sarbanes-Oxley Act of 2002.

    32           Certification Pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.