Form 10-Q
period 2003-09-30
PSB BANCORP INC
filed 2003-11-14
CIK 1047537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from .

NO. 000-24601
(Commission File Number)

PSB BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2930740
(State of Incorporation)	(IRS Employer ID Number)

1835 Market Street, Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 979-7900
(Registrant’s Telephone Number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

Number of shares outstanding as of November 13, 2003

Common Stock (no par value)	4,534,611
(Title of Class)	(Outstanding Shares)

PSB BANCORP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I FINANCIAL INFORMATION

Item 1  Financial Statements

PSB Bancorp, Inc.
Statements of Financial Condition
(In Thousands)

	September 30,2003	Dec 31, 2002
	(unaudited)	(audited)
Assets
Cash and due from banks	$3,771	$4,323
Interest earning deposits with banks	41,674	82,321
Federal funds sold	31,722	23,625

Total cash and cash equivalents	77,167	110,269

Loans held-for-sale	45,670	18,855
Investment securities available-for-sale, at fair value	97,217	49,730
Investment securities held to maturity (fair value $863 and $2,346)	847	6,468
Federal Home Loan Bank stock – at cost	1,273	872
Federal Reserve Bank stock – at cost	320	320

Loans	234,937	292,233
Less allowance for possible loans losses	(3,204)	(3,603)

Net Loans	231,733	288,630

Accrued interest receivable	1,910	2,458
Premises and equipment, net	3,015	2,987
Bank-owned life insurance (BOLI)	12,104	11,721
Other assets	6,107	4,470
	23,136	21,636

Total Assets	477,363	496,780
Liabilities
Deposits
Non-interest bearing	32,101	31,790
Interest bearing	393,706	410,434

Total Deposits	425,807	442,224

Securities sold under agreements to repurchase	1,096	1,075
Advances from borrowers for taxes and insurance	2,293	3,397
Other liabilities	1,647	3,917
	5,036	8,389

Total Liabilities	430,843	450,613
Shareholder’s Equity
Common stock authorized, 15,000,000 shares, no par value, 4,534,611 shares issued and outstanding on September 30, 2003, and December 31, 2002	42,105	41,985
Retained earnings	6,425	4,914
Accumulated other comprehensive income (loss)	(181)	1,277
Employee stock ownership plan	(1,436)	(1,631)
Treasury stock, at cost, 72,325 shares on September 30, 2003, and December 31, 2002	(393)	(378)
Total Shareholders’ Equity	46,520	46,167

Total Liabilities and Shareholders’ Equity	477,363	496,780

The accompanying notes are an integral part of these financial statements.

PSB Bancorp, Inc
Consolidated Statements of Income
 (In Thousands, Except Per Share Data)

	Nine Months Ended September 30
	(unaudited)
	2003	2002

Interest Income
Loans, including fees	$17,706	$19,529
Investment securities	2,323	3,308
Deposit with banks	879	794
Total Interest Income	20,908	23,631

Interest Expense
Interest on deposits	7,612	9,960
Interest on borrowings	22	223
Total Interest Expense	7,634	10,183

Net Interest Income	13,274	13,448

Provision for Loan Losses	45	597

Net interest income after provision for loan losses	13,229	12,851

Non-Interest Income	1,549	2,375

Non-Interest Expenses
Salaries and employee benefits	6,667	6,205
Occupancy and equipment	1,543	1,221
Other operating	4,329	5,173

Total non-interest expenses	12,539	12,599

Income before income taxes and cumulative effect	2,239	2,627
Income taxes	(728)	(902)

Income before cumulative effect	1,511	1,725
Cumulative effect	—	1,329

Net Income	$1,511	$3,054

Net Income per common share

Basic:
Income before cumulative effect of accounting change	$0.36	$0.41
Cummulative effect of accounting change	—	$0.32
Net Income	$0.36	$0.73
Diluted:
Income before cumulative effect of accounting change	$0.35	$0.40
Cummulative effect of accounting change	$—	$0.32
Net Income	$0.35	$0.72

The accompanying notes are an integral part of these financial statements.

PSB Bancorp, Inc
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Three Months Ended September 30
	(unaudited)
	2003	2002

Interest Income
Loans, including fees	$5,550	$6,465
Investment securities	905	1,036
Deposit with banks	189	308
Total Interest Income	6,644	7,809

Interest Expense
Interest on deposits	2,123	3,224
Interest on borrowings	6	49
Total Interest Expense	2,129	3,273

Net Interest Income	4,515	4,536

Provision for Loan Losses	—	166

Net interest income after provision for loan losses	4,515	4,370

Non-Interest Income	483	666

Non-Interest Expenses
Salaries and employee benefits	2,401	2,014
Occupancy and equipment	544	418
Other operating	1,385	1,703

Total non-interest expenses	4,330	4,135

Income before income taxes	668	901
Income taxes	(221)	(296)

Net Income	$447	$605

Net Income per common share
Basic:	$0.11	$0.15

Diluted:	$0.10	$0.14

The accompanying notes are an integral part of these financial statements.

PSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,511	$3,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for possible loan losses	45	597
Recovery on loans	129	—
Depreciation and amortization	658	446
Amortization of discounts and accretion of premiums on investment securities	(174)	132
Cumulative effect of accounting change	—	(1,329)
(Write-up) write-down of equity investments	—	(13)
Gain on sale of real estate	24	31
Loans held-for-sale	(26,815)	1,947
Deferred income taxes	—	776
ESOP expense	315	399
Change in assets and liabilities:
Decrease in accrued interest receivable	548	27
(Increase) decrease in other assets	(1,275)	1,606
Increase (decrease) in accrued interest payable	—	(10)
(Decrease) change in accrued expenses	(2,272)	(1,428)

Net cash (used in) provided by operating activities	(27,306)	6,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(85,304)	(5,000)
Proceeds from maturities and calls of investment securities	41,402	12,918
Purchase of Federal Home Loan Bank stock	(400)	(1,029)
Net decrease (increase) in loans	56,615	(7,288)
Proceeds from sale of real estate owned	92	423
Purchase of premises and equipment	(686)	(892)
Net cash provided by (used in) investing activities	11,719	(868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(16,417)	19,462
Increase (decrease) in securities sold under agreements to repurchase	21	(14)
Change in advances for borrowers’ taxes and insurance	(1,104)	(205)
Change in treasury stock	(15)	—
Net cash (used in) provided by financing activities	(17,515)	19,243

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(33,102)	24,610

Cash and cash equivalents, beginning of period	110,269	54,756
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,167	$79,366

PSB Bancorp, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(In Thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)
Net income	$447	$605	$1,511	$3,054

Other comprehensive income (loss), net of tax:

Accumulated comprehensive gain (loss), investments available-for-sale	(1,014)	505	(1,458)	1,180
Other comprehensive income (loss)	(1,014)	505	(1,458)	1,180
Comprehensive income (loss)	$(567)	$1,110	$53	$4,234

PSB Bancorp, Inc.
Notes To Financial Statements
September 30, 2003
(unaudited)

1.   Basis of Presentation

This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc.  and its subsidiaries (“PSB”).  PSB’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results.  The result of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2003.  You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

The financial information in this quarterly report has been prepared in accordance with PSB’s customary accounting practices; these financial statements have not been audited.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.   Business Combinations

On June 29, 2001, PSB acquired Jade Financial Corp. (“Jade.”)  The acquisition was accounted for using the purchase method.  The acquisition of Jade resulted in PSB recording negative goodwill of approximately $1,752,000. On January 1, 2002, after reducing the carrying value of the acquired deferred tax asset of Jade by approximately $350,000, PSB recognized, as a cumulative effect of an accounting change, approximately $1.3 million of unamortized negative goodwill, in conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

	Nine months ended September 30, 2003
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$1,511	4,238	$0.36

Effect of dilutive securities Stock options	—	84	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,511	4,322	$0.35

No options were anti-dilutive at September 30, 2003.

	Three months ended September 30, 2003
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$447	4,230	$0.11
Effect of dilutive securities Stock options	—	92	(0.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$447	4,322	$0.10

No options were anti-dilutive at September 30, 2003.

	Nine months ended September 30, 2002
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders before cumulative effect of accounting change	$1,725	4,180	$0.43

cumulative effect of accounting change	$1,329		$0.32

Income available to common Stockholders	$3,056	4,180	$0.75

Effect of dilutive securities Stock options	—	78	$(.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$3,056	4,258	$0.74

No options were anti-dilutive at September 30, 2002

	Three months ended September 30, 2002
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$605	4,187	$0.15
Effect of dilutive securities Stock options	—	76	$(.01)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$605	4,263	$0.14

No options were anti-dilutive at September 30, 2002.

4. Regulatory Matters

On April 14, 2003, PSB and First Penn Bank (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Philadelphia (“Federal Reserve”). PSB and the Bank do not believe that the existence of the MOU or its provisions will have a material adverse effect on their consolidated financial position or results of operations. PSB’s Annual Report on Form 10-K for the year ended December 31, 2002, includes a more detailed description of the terms of the MOU.

5. New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  On January 1, 2003, PSB adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002, and adopted the initial recognition and measurement provisions on January 1, 2003.  Adoption of the initial recognition and measurement provisions did not affect PSB’s financial condition or results of operations.

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

The Bank issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party. At September 30, 2003, and December 31, 2002, the Bank was contingently liable on financial and performance standby letters of credit totaling $2.3 million and $1.6 million, respectively, $1.0 million of which were originated during 2003. The Bank’s commitments under standby letters of credit expire at various dates through 2005. Amounts due under these letters of credit would be reduced by any proceeds that the Bank would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Collateral held for these commitments at September 30, 2003, was 100%.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). On October 31, 2003, the FASB issued an Exposure Draft related to the consolidation of Variable Interest Entities, and the interpretation of FIN 46 (“FIN 46 Interpretation”). The consolidation requirements, as amended by FASB Staff Position (FSP) 46-6, “Effective Date of FIN 46”, apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. FIN No. 46 also requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  FIN No. 46 also requires disclosures about variable interest entities that a Company is not required to consolidate, but in which it has a significant variable interest. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  FIN No. 46 does not materially impact the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  All provisions of this Statement shall be applied prospectively.  Based on the Company’s current business operations, the adoption of the provisions of SFAS No. 149 did not materially impact the Company’s financial condition, results of operations, or disclosures.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Based on the Company’s current business operations, the provisions of SFAS No. 150 did not impact the Company’s financial condition, results of operations, or disclosures.

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer.  SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable.  SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield.  The loan’s contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004.  Early adoption is permitted.  Management is currently evaluating the provisions of SOP 03-3.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  PSB wishes to caution readers that the following important factors, among others, may have affected and could in the future affect PSB’s actual results and could cause PSB’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of PSB herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which PSB must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in PSB’s organization, compensation, and benefit plans; (iii) the effect on PSB’s competitive position within its market area because of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional, or national economies.

Item 2              MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS SUMMARY

Throughout this Quarterly Report on Form 10-Q, PSB Bancorp, Inc. and First Penn Bank, its subsidiary, are referred to collectively as “PSB.”

Comparison of the Nine Months Ended September 30, 2003 and 2002

Interest Income

For the nine months ended September 30, 2003, total interest income decreased by $2.7 million compared to the first nine months of 2002.  Total interest and dividends on investments decreased $985,000 while interest and fees on loans decreased $1.8 million and other interest income increased $85,000.  Overall, the decrease in total interest income of $2.7 million is the result of a decrease in both volume and yield on loans, interest-earning deposits, and mortgage-backed securities.  This decrease was partially offset by an increase in the volume of investment securities.

Total interest and fees on loans decreased $1.8 million in the first three quarters of 2003 compared to the same period in 2002.  Interest rates have continued to hold steady within historically low ranges.  Loan growth has been sluggish as businesses and consumers have been reluctant to borrow in an uncertain economic environment.

Interest and dividends on investments decreased due to the overall decline in yield and prepayments on mortgage-backed securities caused by the overall decline in interest rates.  The net growth in the volume of investment holdings has generated additional interest that has offset some of the negative impact of lower yields and the prepayment of mortgage-backed securities.  Management continues to redeploy its available funds from lower yielding deposit investments to higher-yielding available-for-sale investment securities.  This effort has resulted in a minimal decrease in the interest rate margin in a difficult interest rate environment.

Interest Expense

For the nine months ended September 30, 2003, total interest expense decreased by $2.5 million or 25% compared to the first three quarters of 2002.  The overall decrease in interest expense is the result of a $2.3 million decrease in interest paid on deposits and a $201,000 decrease in interest expense on short-term borrowings.  Historically low interest rates have positively affected interest expense.  The lower rates paid on all deposit accounts are the most significant factor affecting the significant decrease in interest expense.  In addition to demand deposit rates, time deposit rates have steadily declined over the past two years.  Management actively monitors and adjusts its rates to attain minimal impact on the PSB’s interest rate spread.

Provision for Loan Losses

The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  Management is committed to an aggressive program of problem loan identification and resolution.

The provision for loan losses is a charge to income and increases the allowance for loan losses, the allowance for loan losses is an amount believed by management necessary to absorb inherent losses in the loan portfolio.  The allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined.  Loss factors are based on management’s consideration of the nature of the portfolio segments, changes in mix and volume of the loan portfolio, and historical loan loss experience.  In addition, management considers industry standards and trends with respect to nonperforming loans and its knowledge and experience with specific lending segments.

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2003, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review PSB’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses decreased by $399,000 from December 31, 2002, at September 30, 2003.  The ratio of the allowance for loan losses to total loans (excluding loans held-for-sale) for September 30, 2003 and December 31, 2002 was 1.4% and 1.2%, respectively.

This allowance for loan losses is consistent with the guidelines of regulators and peer banks.  Management’s has concluded that the allowance for loan losses is sufficient based on its review of the overall loan portfolio.

The provision for loan losses totaled $45,000 for the nine months ended September 30, 2003.  The provision for the same period in 2002 was $597,000.  The decrease in the provision for loan losses was based on management’s determination, that after analysis of its overall loan portfolio coupled with the implementation of a new underwriting process, a minimal charge to the provision for loan losses was appropriate.

As of September 30, 2003, charge-offs exceeded recoveries by $441,198 compared to September 30, 2002, when charge-offs exceeded recoveries by $695,000.  This improvement is attributable to a newly instituted loan review process coupled with the institution of an improved underwriting process.

Non-performing loans totaled $5.1 million at September 30, 2003.  Non-performing commercial and commercial real estate loans were $4.6 million and installment loans were $591,000.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2003, decreased $826,000.  The major reason for this decrease was management’s decision to undertake a major restructuring of service fees in an attempt to have depositors utilize multiple bank services that would ultimately generate increased fee-based business and increase overall fee income.  Additionally, PSB terminated a substantial fee-based account because of a management decision that the undertaking did not fit into its strategic business plan.

Non-Interest Expense

For the nine months ended September 30, 2003, non-interest expenses decreased $60,000 compared to the same period in 2002.

Employee salaries and benefits increased $462,000 as a result of increased salaries that correspond with the creation and staffing of a new credit administration department.

Occupancy and equipment expense increased $322,000.  Other operating expense decreased by $844,000 primarily attributable to a decrease in one-time costs incurred in 2002 associated with the installation of a new core hardware and software system.

Provision for Income Taxes

The income tax provision for the nine-month period ended September 30, 2003, was $728,000 compared to $902,000 for the same period in 2002.

Comparison of the Three Months Ended September 30, 2003 and 2002

Interest Income

During the third quarter of 2003 total interest income was $6.6 million, a decrease of $1.2 million over the same quarter in 2002.  Interest income on loans decreased $915,000 and a decrease of $131,000 occurred in interest and dividends on investments. The reasons previously discussed for the nine-month period ending September 30, 2003 are applicable to the changes in total interest income, interest income on loans and interest and dividends on investments for the three-month period ending September 30, 2003.

Interest Expense

Interest expense during the third quarter of 2003 decreased by $1.1 million or 35% over interest expense incurred during the third quarter of 2002.  Interest on deposits and short-term borrowings decreased $1.1 million and $43,000, respectively.  For the same reasons noted in the nine-month comparison, overall interest expense decreased.

Non-Interest Income

Non-interest income decreased $183,000 to $483,000 during the three-month period in 2003 compared to $666,000 in 2002.  Non-interest income decreased as a result of a general decrease in debit card, atm surcharges, and other miscellaneous income sources.

Non-Interest Expense

Non-interest expenses increased $195,000 during the three-month period ended September 30, 2003.  Salaries and employee benefits increased $387,000 as a result of normal increases in salary levels and the additional staff hired for the newly formed credit administration department.  Occupancy and equipment expense increased during the third quarter of 2003 compared to the third quarter of 2002 by $126,000.  Other operating expenses decreased during the three-month period in 2003 when compared to the same period in 2002 by $318,000.

Provision for Loan Losses

There was no provision for loan losses for the three-month period ended September 30, 2003, based on management’s review and analysis of the loan portfolio.

Provision for Income Taxes

The income tax provision for the three-month period ended September 30, 2003, was $221,000 compared to $296,000, for the same period in 2002.

ASSET/LIABILITY MANAGEMENT

Assets

At September 30, 2003, total assets were $477.4 million compared to $496.8 million at December 31, 2002.  Cash and due from banks decreased $552,000 during the first nine months of 2003.

Investment securities totaled $98.1 million at September 30, 2003, a net increase of $41.9 million over the corresponding balance at December 31, 2002.  This increase was a part of management’s strategic plan to shift assets from lower yielding deposit investments to higher-yielding longer term investments without affecting the liquidity of PSB.  During this period, net loans decreased by $56.9 million to $231.7 million.  Loans held for resale increased $26.8 million to $45.7 million.

Deposits

At September 30, 2003, deposits totaled $425.8 million representing a decrease of $16.4 million from total deposits at December 31, 2002.  Non-interest bearing demand deposits increased $311,000 while interest-bearing demand deposits decreased $16.7 million.

Capital

The adequacy of PSB’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of PSB’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based and Tier I leverage capital requirements.  In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized, “Total risk-based, Tier I risked-based and Tier I leverage capital ratios must be at least 10%, 6%, and 5% respectively.

At September 30, 2003, PSB was “well capitalized” with a total capital ratio of 17.87%, a Tier I capital ratio of 16.72% and a Tier I leverage ratio of 9.66%

Liquidity and Interest Rate Sensitivity

The asset/liability committee addresses the liquidity needs of PSB to see that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

Fundamental objectives of PSB’s asset/liability management process are to maintain adequate liquidity while minimizing interest rate risk.  The maintenance of adequate liquidity provides PSB with the ability to meet its financial obligations to depositors and loan customers.  Additionally, it provides funds for normal operating expenditures and business opportunities as they arise.  The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

PSB, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments and expenses.   In order to control cash flow, PSB estimates future flows of cash from deposits and loan payments.  The primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, as well as Federal Home Loan Bank borrowings.  Funds generated are used principally to fund loans and purchase investment securities.  Management believes PSB has adequate resources to meet its normal funding requirements.

Management monitors PSB’s liquidity on both a long and short-term basis, thereby, providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long-term funding needs are addressed by maturities and sales of available-for-sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold.  The use of these resources, in conjunction with access to credit provides the core ingredients necessary to satisfy depositor and borrower needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  PSB has a current borrowing capacity at the Federal Home Loan Bank of $174.7 million.   PSB’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  PSB had no Federal Home Loan Bank advances as of September 30, 2003.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of PSB’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure that can cope effectively with market rate fluctuations.  The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected.  Repriceable assets are netted against repriceable liabilities, for a specific time period to determine the positive or negative “gap”, or difference.  Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, PSB has an asset liability management policy that incorporates a market value at risk calculation that is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on PSB’s balance sheets.

There have been no substantial changes in PSB’s gap analyses or simulation analyses compared to the information provided in PSB’s SEC 10-K for the period ended December 31, 2002.

Generally, management believes PSB is well positioned to respond expeditiously when the market interest rate outlook changes.

Inflation

The asset and liability structure of a financial institution is primarily monetary in nature; therefore, interest rates rather than inflation have a more significant impact on PSB’s performance.  Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors that are not measured by a price index.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for PSB is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at PSB’s level as well as at its subsidiary bank level.  PSB’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally.  There have been no substantial changes in PSB’s gap analyses or simulation analyses compared to the information provided in PSB’s SEC 10-K for the period ended December 31, 2002.  Additional information and details are provided in the Interest Sensitivity Section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes PSB is well positioned to respond expeditiously when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, PSB carried out an evaluation, under the supervision and with the participation of PSB’s management, including PSB’s President and Chief Executive Officer along with PSB’s Chief Financial Officer, of the effectiveness of the design and operation of PSB’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, PSB’s President and Chief Executive Officer along with PSB’s Chief Financial Officer concluded that PSB’s disclosure controls and procedures are effective in timely alerting them to material information relating to PSB (including its consolidated subsidiaries) required to be included in PSB’s periodic SEC filings.  There have been no significant changes in PSB’s internal controls or in other factors that could significantly affect internal controls subsequent to the date PSB carried out its evaluation.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

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

3.1	Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp,

Inc. filed October 9, 1997).

3.2	Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).

10.1*	First Penn Bank’s Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).

10.2*	First Penn Bank’s Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997).

10.3*	First Penn Bank’s Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997).

10.4*	Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997).

10.5*	Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997).

10.6*	First Penn Bank’s Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997).

10.7	Lease Agreement between Eleven

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

10.9*	First Penn Bank’s Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999).

10.10*	First Penn Bank’s Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999).

10.11*	Employment Agreement for John J O’Connell. (incorporated herein by reference to Exhibit 10.11 of PSB’s Annual Report on Form 10-K filed on April 1, 2002).

10.12*	Employment Agreement for Mario L. Incollingo (incorporated herein by reference to Exhibit 10.12 of PSB’s Annual Report on Form 10-K filed on April 1, 2002).

10.13*	PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB’s Annual Report on Form 10-K filed on April 1, 2002).

21	Schedule of Subsidiaries (incorporated

herein by reference to Exhibit 21 of PSB’s Annual Report on Form 10-K filed on April 1, 2002).

31.1	Certification of Report by Chief Executive Officer. (filed herewith)

31.2	Certification of Report by Chief Financial Officer. (filed herewith)

32	Certification of Report by Chief Executive Officer and Chief Financial Officer. (filed herewith)

*            Denotes a management contract or compensatory plan or arrangement.

(b)           Reports on Form 8-K

(1)          On July 31, 2003, PSB filed a Current Report on Form 8-K related to its earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSB BANCORP, INC.
(Registrant)

Date: November 14, 2003	/s/ Anthony DiSandro
Anthony DiSandro, President and Chief Executive Officer

Date: November 14, 2003	/s/ John Carrozza
John Carrozza, Chief Financial Officer