Form 10-K
period 2003-12-31
PSB BANCORP INC
filed 2004-04-05
CIK 1047537

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2003,
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from to .

Commission file number: 000-24601

PSB BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2930740 (I.R.S. Employer Identification No.)
1835 Market Street Philadelphia, PA 19103 (Address of principal executive offices)
(215) 979-7900 Registrant's telephone number, including area code:
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock (no par value)

        Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2003 the aggregate market value of the 4,534,611 shares of voting and non-voting common equity of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $29,210,987. This figure is based on the last known sales price, prior to July 1, 2003, reported to the Registrant of $7.60 per share for Common Stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Documents incorporated by reference: None

PSB BANCORP, INC.

FORM 10-K

For the Year Ended December 31, 2003

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        PSB Bancorp, Inc. ("PSB") was organized as a Pennsylvania business corporation on October 3, 1997 for the purpose of becoming a holding company for First Penn Bank (the "Bank"). PSB is subject to regulation by the Federal Reserve Bank of Philadelphia, and its principal business is the ownership of First Penn Bank. At December 31, 2003, PSB had total assets of $470.3 million, total deposits of $416.2 million and shareholders' equity of $47.1 million.

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

        As part of the transaction, PSB merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank of Philadelphia, which held a state commercial bank charter. The resulting operating subsidiary operates under the name First Penn Bank and holds a state commercial bank charter. This provides the Bank with greater lending flexibility.

        On June 29, 2001, PSB acquired Jade Financial Corp. ("Jade") and its wholly-owned subsidiary, IGA Federal Savings Bank ("IGA"), in a cash transaction valued at approximately $25 million. As part of that transaction, IGA, which held a federal thrift charter, was merged with and into the Bank. The Bank operates 12 full-service offices, eight of the offices are located in Philadelphia, Pennsylvania, one office is located in Montgomery County, Pennsylvania, one office in Bucks County, Pennsylvania, one office in Delaware County, Pennsylvania and one office in Chester County, Pennsylvania. The Bank plans to open a new branch office in the Chinatown section of Philadelphia, Pennsylvania in 2004.

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

        The addition of the IGA loan portfolio with a high concentration of consumer loans, particularly automobile and personal loans has helped diversify the Bank's loan portfolio. The acquisition of IGA also provided the Bank with an additional five branch offices in Philadelphia and the counties surrounding the Philadelphia metropolitan area which increased the Bank's geographical reach and provided access to a larger customer base.

        Through the Bank's subsidiary, Transnational Mortgage Company, the Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination,

purchase, sale, and servicing of first mortgage loans secured by one- to four-family homes. Such loans are sold either as individual loans, as mortgage-backed securities, or as participation certificates issued or guaranteed by FNMA, GNMA or FHLMC. Loans may be sold either on a servicing retained or servicing released basis.

        First Penn Bank's principal sources of funds are deposits and the principal and interest payments on loans, investment securities, and mortgage-backed securities. The Bank has available credit with the Federal Home Loan Bank of Pittsburgh ("FHLB"). At December 31, 2003, the Bank had no advances outstanding with the FHLB. The Bank's principal source of income is interest received from loans, investment securities and mortgage-backed securities. The Bank's principal expenses are the interest paid on deposits and borrowings and the cost of employee compensation and benefits.

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

SUBSIDIARIES

        PSB has three subsidiaries: First Penn Bank, Jade Abstract Company, and Jade Insurance Company. Jade Abstract Company is engaged in the business of issuing title insurance for residential and commercial real estate properties. Jade Insurance Company is an inactive corporation that was formed by Jade to act as an insurance agency. First Penn Bank owns four subsidiaries as follows: Transnational Mortgage Company is engaged in a mortgage banking business, PSA Service Corp. conducts real estate appraisals, processes credit applications and provides other services in connection with the origination of loans, PSA Financial Corp. primarily originates business loans and commercial real estate loans, First Penn Bank Revocable Trust is the owner and beneficiary of life insurance policies purchased by the trust on a select group of employees. PSA Financial Corp.'s as wholly-owned subsidiary, PSA Consumer Discount Company, primarily originates consumer loans.

PERSONNEL

        As of December 31, 2003, PSB and the Bank had 160 full-time and equivalent part-time employees. The Bank is not a party to any collective bargaining agreements.

COMPETITION

        In the Philadelphia metropolitan market area, the banking business is highly competitive. The Bank competes with local commercial banks as well as numerous regional commercial banks that have assets, capital, and lending limits significantly larger than those of the Bank. The Bank also competes with thrift institutions, savings institutions, credit unions, issuers of commercial paper and other securities, and other non-depository institutions. The Bank seeks to be competitive with respect to interest rates paid and charged, and for service charges on customer accounts. Among the additional advantages many of the Bank's competitors have over the Bank in addition to larger asset and capital bases, are the ability to finance wide-ranging advertising campaigns and to allocate their deposits and other funding to the geographic regions offering highest yield and demand. Many international banking services are indirectly offered by the Bank's competitors through correspondent relationships. By virtue of their greater capital base, most competitors have a substantially higher lending limit than the Bank. Although the Bank is at some disadvantage when competing with larger banks, the Bank believes that its philosophy of providing high-quality service to small and mid-size customers offsets much of the bigger banks' advantages and provides a unique opportunity to provide growth for the Bank.

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

        In December of 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provided increased funding for the FDIC Bank Insurance Fund ("BIF") and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include risk-based capital measures, a leverage ratio, and certain other factors. A bank is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. At December 31, 2003, First Penn Bank was "well-capitalized" under these regulations.

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

        PSB is subject to restrictions under federal law that limit its ability to receive funds from the Bank, whether in the form of loans, other extensions of credit, investments, or asset purchases. Such transfers by the Bank to PSB are generally limited in amount to 10% of the Bank's capital and surplus. Furthermore, any loans or extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm's length basis. The Bank has never made any loan or extension of credit to PSB nor has it purchased any assets from PSB.

SARBANES-OXLEY ACT OF 2002

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The stated goals of this sweeping legislation are to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including PSB, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"). The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to PSB's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. The legislation also required the national securities exchanges and Nasdaq to adopt rules relating to certain matters, including the independence of members of a company's audit committee as a condition to listing or continued listing.

NATIONAL MONETARY POLICY

        As previously indicated, the earnings and growth of the Bank are, and will continue to be, affected by the policies of the regulatory authorities, including the Pennsylvania Department of Banking, the Federal Reserve, and the FDIC. In addition to the supervisory and regulatory duties as they relate to the operation of a bank, the Federal Reserve is also responsible for the regulation of the United States money supply and certain credit conditions. Among the means available to the Federal Reserve to implement their objectives are open market operations in U.S. government securities, establishing the interest rate on temporary loans made to banks (i.e., the discount rate), and other measures. Alternatives to controlling economic conditions are used in varying combinations to influence overall growth and credit distribution, lending, investing, and savings. The effect of these various controlling influences may affect interest rates charged on loans or paid on deposits. Bank profitability is significantly dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and borrowed money and the interest received by a bank on securities held in its investment portfolio, and loans originated and maintained by the bank comprise the major portion of a bank's earnings. Thus, the earnings and growth of a bank will be subject to the influence of economic conditions, both domestic and foreign, and on the levels of and changes in interest rates. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be predicted.

DIVIDEND LIMITATIONS

        The Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of the Bank is less than the amount of its capital, the Bank shall, until the surplus is equal to such amount, transfer to surplus an amount which is at least 10% of the net earnings of the Bank for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of the Bank is less than 50% of the amount of the capital, no dividend may be declared or paid without the prior approval of the PDOB until the surplus is equal to 50% of the Bank's capital. Additionally, the PDOB has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.

        Under the Federal Reserve Act ("FRA"), as amended, if losses have at any time been sustained by the Bank, equal to or exceeding its undivided profits then on hand, no dividend shall be made; and no dividends shall ever be made in an amount greater than the Bank's net profits. Cash dividends must be approved by the Federal Reserve, if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank's net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve has the authority under the FRA to prohibit the payment of cash dividends by a bank when it determines such payment to be an "unsafe and unsound banking practice" under the existing circumstances. (See Financial Statements—Regulatory Matters—Note P.)

TRANSACTIONS WITH AFFILIATES

        Extensions of credit by the Bank to executive officers, trustees, and principal shareholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O. These rules limit the aggregate amount of loans to any such individual and their related interests, and require that all such loans be pre-approved by the full board of directors of the Bank, voting without such person being present. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of such persons, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, directors, principal shareholders, or employees of the institution. Loans can be made to employees, including executives and directors, on more favorable terms than to the general public, if all employees are eligible for such preferential terms. Regulation O also sets forth additional limitations on extensions of credit by an institution to its executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the FRA and the Federal Reserve's Regulation O.

ITEM 2. PROPERTIES

        As of December 31, 2003, the Bank conducted its business through an executive/ administrative office and 12 full-service branch offices. The aggregate net book value of the Bank's office premises and equipment was $2.9 million as of December 31, 2003. Seven of the branches are owned and five are leased. The Bank is leasing its center city Philadelphia, Pennsylvania full-service office and executive office for a term of 11 years, its 1632 Walnut Street, Philadelphia, Pennsylvania office for ten years, its Media, Pennsylvania office for a term of four years, its Chesterbrook, Pennsylvania office for a term of five years, and its 23rd Street, Philadelphia, Pennsylvania office, on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

        In the fourth quarter of 2001, PSB declared 1,371,200 options previously issued by First Bank of Philadelphia to be void because PSB believes, among other reasons, that these options were unlawfully and improperly granted.

        On March 6, 2002, certain of the purported option holders brought an action in United States District Court for the Eastern District of Pennsylvania to have the voided options declared valid and enforceable, or, alternatively, seeking aggregate damages of not less than $4.3 million.

Subsequent Events

        On March 31, 2004, the U.S. District Court for the Eastern District of Pennsylvania (the "Court") granted the plaintiffs' motion for summary judgment in an action in which the plaintiffs seek to have certain stock options, previously voided by PSB Bancorp, Inc., to be declared enforceable. PSB will appeal the court's decision. If on appeal, the motion is upheld, the aggregate number of shares underlying outstanding stock options would change from 308,315 shares to 1,203,550 shares. This action only effects 895,240 of the 1,371,200 options previously declared void by PSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        PSB's 2003 annual meeting of shareholders was held on December 5, 2003. The following matters were voted upon and approved or rejected by the vote indicated.

Matter No. 1

        The election of three Class II directors to hold office for three years from the date of election and until their successors are elected and qualified:

Nominee	Voting Results
James W. Eastwood	For:	3,795,481
	Withheld:	583,456
Stephen Marcus	For:	3,795,681
	Withheld:	583,756
Dennis P. Wesley	For:	3,798,567
	Withheld:	580,870

Matter No. 2

        Shareholder proposal to engage an investment banker to explore a sale or merger of PSB:

For:	870,517
Against:	1,936,265
Abstain:	20,229
Broker Non-vote:	1,549,764

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	2003 Bid Prices		2002 Bid Prices
					Cash Dividend Declared
	High	Low	High	Low
First Quarter	7.50	6.62	7.50	7.35	—
Second Quarter	7.85	6.82	7.80	7.70	—
Third Quarter	8.30	7.20	6.72	6.71	—
Fourth Quarter	10.74	8.36	7.46	7.46	—

        As of March 30, 2004, PSB's Common Stock was held by 458 holders of record.

        The following chart presents summary information with respect to all of PSB's and First Penn Bank's equity compensation plans in effect as of the date of this report.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column 9a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	283,316	$5.45	1,345,000

Equity compensation plans not approved by security holders	24,999	$4.75	0

Total	308,315	$5.39	1,345,000

        The 1999 Director Stock Option Plan (the "1999 Plan") included in this chart was the only equity compensation plan adopted without shareholder approval. The 1999 Plan was adopted by the Board of Directors to provide an incentive program to attract and retain qualified individuals as directors on both the boards of PSB and the Bank. Grants under the 1999 Plan can only be made to non-employee directors of PSB or the Bank and are limited to grants totaling 24,999 options.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of the Financial Condition and Results of Operations" of PSB and the financial statements of PSB included elsewhere herein (Dollars in thousands, except for per share data.)

	2003	2002	2001	2000	1999
BALANCE SHEET DATA
Total assets	$470,330	$496,780	$467,644	$254,819	$279,608
Cash and cash equivalents	52,408	110,269	54,756	17,906	17,275
Loans receivable, net	237,383	288,630	297,180	145,856	167,787
Loans held-for-sale	51,859	18,855	17,142	9,080	8,221
Investment securities available for sale	102,882	49,730	69,934	68,435	72,386
Investment securities held to maturity	775	6,468	2,310	4,910	5,006
Deposits	416,160	442,224	404,560	202,936	193,210
Shareholders' equity	47,123	46,167	41,415	35,982	36,047
Book value per share	$10.39	$9.81	$9.13	$8.79	$8.26
SUMMARY STATEMENT OF OPERATIONS
Interest income	$28,327	$31,698	$26,928	$21,139	$18,561
Interest expense	9,575	13,252	14,011	10,624	9,219

Net interest income	18,752	18,446	12,917	10,515	9,342
Provision for loan losses	45	1,437	270	100	200

Net interest income after provision for loan losses	18,707	17,009	12,647	10,415	9,142
Non-interest income	2,168	3,081	1,554	586	521
Non-interest expense	17,846	17,052	10,240	8,225	7,806
Loss on investment in Iron Bridge Holdings, Inc.	0	32	154	101	0
Loss on investment in ZipFinancial.com, Inc.	0	0	0	2,500	0

Income before income taxes	3,029	3,006	3,807	175	1,857
Income tax provision	1,024	1,189	755	10	(227)

Income before cumulative effect of accounting change	2,005	1,817	3,502	165	2,084
Cumulative effect of accounting change	0	1,329	0	0	0

Net income	$2,005	$3,146	$3,052	$165	$2,084

PER SHARE DATA
Income before cumulative effect of accounting change—basic	$0.47	$0.43	$0.73	$0.04	$0.48

Income before cumulative effect of accounting change—diluted	$0.46	$0.42	$0.72	$0.04	$0.47

Cumulative effect of accounting change—basic	$—	$0.32	$—	$—	$—

Cumulative effect of accounting change—diluted	$—	$0.32	$—	$—	$—

Net income—basic	$0.47	$0.75	$0.73	$0.04	$0.48

Net income—diluted	$0.46	$0.74	$0.72	$0.04	$0.47

PERFORMANCE DATA
Return on average assets	0.41%	0.65%	0.73%	0.06%	0.84%
Return on average equity	4.28%	7.07%	7.75%	0.45%	5.79%
Equity to assets	9.66%	9.14%	9.36%	14.04%	14.57%
Interest rate spread	3.83%	3.80%	2.80%	3.17%	2.66%

ASSET QUALITY DATA
Non-performing loans to total loans	2.16%	1.53%	1.37%	2.10%	1.21%
Non-performing assets to total assets	1.19%	0.98%	1.00%	1.63%	1.11%
Allowance for loan losses to total loans	1.28%	1.23%	0.95%	0.91%	0.73%
Allowance for loan losses to non-performing loans	58.99%	80.42%	69.52%	43.59%	59.70%
Allowance for loan losses to non-performing assets	55.03%	74.11%	61.37%	32.58%	39.60%
Net charge-offs as a percentage of total loans	0.24%	0.24%	0.21%	—	—
Loans past due 90 days or more as to interest or principal and accruing interest	—	—	—	—	180
Non-accrual loans	$5,203	$4,480	$4,130	$3,095	$1,882

Total non-performing loans	5,203	4,480	4,130	3,095	2,062
Real estate owned (REO)	374	382	548	1,046	1,047

Total non-performing assets	$5,577	$4,862	$4,678	$4,141	$3,109

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to the financial services industry. All significant inter-company transactions are eliminated in consolidated and certain reclassifications are made when necessary to conform with the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates.

        Allowance For Credit Losses—PSB uses the reserve method of accounting for credit losses. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management's assumptions as to future delinquencies, recoveries and losses and management's intent with regard to the disposition of loans and leases. In addition, the regulators, as an integral part of their examination process, periodically review PSB's allowance for loan losses. The regulators may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

        Income Taxes—Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Based upon the review of all components of the deferred tax assets and liabilities, future taxable income of PSB and regulatory guidelines, management has determined that no allowance is deemed necessary at December 31, 2003. However, circumstances could arise that would require management to revisit the need for such an allowance.

PERFORMANCE OVERVIEW

        PSB's net income for 2003 was $2.0 million or $0.46 on a diluted per share basis, compared to net income of $3.1 million or $0.74 per diluted share for 2002 after the cumulative effect of an accounting change (net income of $1.3 million or $0.32 per diluted share prior to the cumulative effect of an accounting change) and net income of $3.1 million or $0.72 per diluted share for 2001. The increase in earnings for 2003 was principally caused by the Bank's decision to allow some deposit run off which substantially decreased the Bank's interest expense.

        Upon adoption of SFAS No. 142, on January 1, 2002, after the revaluation of certain deferred assets relating to the acquisition of Jade, PSB recognized a cumulative effect of an accounting change of $1.3 million which represented the remaining unamortized portion of negative goodwill related to the Jade acquisition.

NET INTEREST INCOME AND AVERAGE BALANCES

  Comparison of Results of Operations in 2003 and 2002

        Net interest income is the key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income in 2003 of $18.8 million was $306,000 or 1.66% higher than 2002 net interest income of $18.4 million. In 2003 total interest income decreased $3.4 million or 10.63% to $28.3 million from $31.7 million in 2002. The Bank had a decrease in total interest expense in 2003 of $3.7 million.

        The Bank's net interest margin, net interest income divided by total average interest-earning assets, increased one basis point to 4.08% in 2003. The modest increase in 2003 is primarily related to the decision to allow some of the Bank's higher rate deposits to run off, therefore decreasing the Bank's overall cost of funds and improving the net interest margin.

        The Bank's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities, increased three basis points for 2003 to 3.83% from 3.80% in 2002. During the twelve month period of 2003, the Bank experienced an overall decrease on the yield of its interest-earning assets of 84 basis points. In 2003, the rate paid by the Bank on its interest-bearing liabilities decreased 87 basis points from 3.20% in 2002 to 2.33%. Because of the Bank's excellent liquidity position, it was able to decrease the rate paid on deposits and allow some run off without affecting its ability to meet loan demand. The result was a modest increase in the interest rate spread and net interest margin and increased interest income.

        At December 31, 2003, the Bank's average loans were $289.7 million representing 63.0% of total interest-earning assets and provided a yield of 8.28% compared to average loans of $320.0 million for 2002 which represented 70.55% of total assets and provided a yield of 8.25%. The three basis point increase in the yield on the loan portfolio in 2003 is almost exclusively due to a $1.0 million facility fee related to a construction loan that was received in 2003.

        Average investments (including mortgage-backed securities) and interest-earning deposits with banks increased $36.8 million or 27.62% at December 31, 2003 to $170.2 million compared to $133.4 million at December 31, 2002. The increase in 2003 in average investments and interest-earning deposits with banks is largely due to a decrease in loan demand. Due to the declining interest rate environment, the Bank experienced a high volume of consumer and mortgage loan amortization that the Bank was unable to replace because of weak loan demand. However, this run off of loans and lack of new loan demand did provide PSB the opportunity to increase its investments without endangering its liquidity position.

        At December 31, 2003, total average interest-bearing liabilities decreased $3.1 million or 0.74% to $411.0 million compared to $414.0 million at December 31, 2002. Total interest expense decreased $3.7 million at December 31, 2003 to $9.6 million as compared to total interest expense of $13.3 million at December 31, 2002. The decrease in the Bank's total average interest-bearing liabilities was caused by a decision by the Bank to allow some deposit run off. When coupled with an overall decrease in the rates paid on interest-bearing liabilities this decision resulted in a lower aggregate cost of funds. The Bank's cost of funds over the last two years was 2.33% in 2003 and 3.20% in 2002.

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

Year Ended December 31,
2003	2002	2001
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$94,454	$990	1.05%	$65,414	$1,102	1.68%	$17,046	$458	2.69%
Investment securities(1)	39,127	1,270	3.25%	13,226	795	6.01%	39,757	1,533	3.86%
Mortgage-backed securities	36,620	2,082	5.69%	54,725	3,437	6.28%	60,526	3,516	5.81%
Net loans(2)	289,690	23,985	8.28%	319,508	26,364	8.25%	275,753	21,421	7.77%

Total interest-earning assets	$459,891	$28,327	6.16%	$452,873	$31,698	7.00%	$393,082	$26,928	6.85%
Noninterest-earning assets	24,736	33,690	27,494

Total assets	$484,627	$486,563	$420,576

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$22,680	$191	0.84%	$14,359	$226	1.57%	$14,046	$175	1.25%
Money market accounts	72,356	1,083	1.50%	62,386	1,609	2.58%	21,820	489	2.24%
Savings deposits	93,453	1,345	1.44%	95,849	1,847	1.93%	71,304	1,485	2.08%
Certificates	221,377	6,929	3.13%	228,003	9,245	4.05%	225,286	11,301	5.02%

Total deposits	$409,866	$9,548	2.33%	$400,597	$12,927	3.23%	$332,456	$13,450	4.05%
Borrowed money	1,092	27	2.47%	13,436	325	2.42%	13,299	561	4.22%

Total interest-bearing liabilities	$410,958	$9,575	2.33%	$414,033	$13,252	3.20%	$345,755	$14,011	4.05%
Noninterest-bearing liabilities	26,843	28,046	35,440

Total liabilities	437,801	442,079	381,195
Retained earnings and shareholders' equity	46,826	44,484	39,381

Total liabilities and retained earnings and shareholders' equity	$484,627	$486,563	$420,576

Net interest income	$18,752	$18,446	$12,917
Interest rate spread	3.83%	3.80%	2.80%
Net yield on interest-earning assets	4.08%	4.07%	3.29%
Ratio of interest-earning assets to interest-bearing liabilities	1.12	x	1.09	x	1.14	x

(1)
The interest earned on nontaxable investment securities and loans is shown on a tax equivalent basis.

(2)
Nonaccrual loans have been included in the appropriate average loan balance category, but interest on nonaccrual loans has not been included for purposes of determining interest income.

        The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of changes in volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands):

	2003 versus 2002			2002 versus 2001
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Income:
Interest bearing deposits with banks	$300	$(412)	$(112)	$816	$(172)	$644
Investment securities	840	(365)	475	(1,593)	855	(738)
Mortgage-backed securities	(1,032)	(323)	(1,355)	(363)	284	(79)
Loans	(2,475)	96	(2,379)	3,619	1,324	4,943

Total interest income	(2,367)	(1,004)	(3,371)	2,479	2,291	4,770
Interest Expense:
Now checking accounts	70	(105)	(35)	6	45	51
Money market accounts	149	(675)	(526)	1,046	74	1,120
Savings accounts	(34)	(468)	(502)	469	(107)	362
Certificates of deposit	(218)	(2,098)	(2,316)	129	(2,185)	(2,056)
Borrowings	(305)	7	(298)	3	(239)	(236)

Total interest expense	(338)	(3,339)	(3,677)	1,653	(2,412)	(759)
Net change in net interest income	$(2,029)	$2,335	$306	$826	$4,703	$5,529

PROVISION FOR LOAN LOSSES

        The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The Bank allocated $45,000, $1.4 million and $270,000 as additions to the allowance for loan loss and had charge-offs against the allowance of $762,000, $856,000 and $788,000 for the years ended December 31, 2003, 2002 and 2001, respectively. For 2003, management determined that, based on stable economic conditions and a review of the specific factors affecting the allowance, only a minimal provision was required.

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

NON-INTEREST INCOME

        The following table provides a summary of non-interest income, by category of income, for the three years ended December 31, 2003, 2002, and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Service fees on deposit accounts	$1,105	$1,665	$1,074
Loss on write down of equity investment	(37)	(32)	(154)
Loss on sale of loans and real estate owned	(14)	(16)	(18)
Bank owned life insurance	504	560	310
Other	610	904	342

Total	$2,168	$3,081	$1,554

        The major source of non-interest income is income from bank owned life insurance and service fees on deposit accounts. Non-interest income decreased $913,000 or 29.63% from $3.1 million in 2002 to $2.2 million in 2003. This decrease is primarily due the loss of a significant service fee relationship and the result of a Bank relationship program where customer fees have been discounted in the current year.

NON-INTEREST EXPENSE

        The following table provides a summary of non-interest expense, by category of expense, for the three years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Salaries and employee benefits	$9,543	$8,294	$5,053
Occupancy and equipment expense	2,086	1,932	1,154
Professional services	1,046	1,062	385
FDIC insurance expense	187	73	38
General insurance	256	246	138
Advertising	309	257	66
Data processing	640	677	594
Director fees	447	388	282
Other operating expense	3,332	4,155	2,684

Total	$17,846	$17,084	$10,394

        Total non-interest expense for 2003 increased $762,000 or 4.46% to $17.8 million from $17.1 million in 2002. The increase in non-interest expense for 2003 was primarily attributable to: (i) an increase in salaries and employee benefits related to the staffing of a new credit administration department; (ii) the one-time expense of $750,000 incurred for severance payments related to a management-restructuring plan that management initiated in the fourth quarter of 2003 as opposed to fiscal 2004. Management believes this restructuring plan will position the Bank for increased profitability in 2004 and beyond; and (iii) increased FDIC insurance assessments and additional professional services because the Bank remains subject to a Memorandum of Understanding. Total other expenses for 2003 decreased $823,000 or 19.8% to $3.3 million from $4.2 million in 2002. The decrease in other expenses for 2003 was primarily due to expenses incurred in conjunction with the Bank's operating system conversion in 2002.

INCOME TAXES

        PSB accounts for income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, leased assets, deferred loan fees and compensation. PSB had an income tax provision of $1.0 million, $1.2 million and $755,000 for the years ended December 31, 2003, 2002 and 2001, respectively. PSB had an effective tax rate of 33.81%, 29.55% and 24.7% for the years ended December 31, 2003, 2002 and 2001.

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

        The liquidity position of PSB is also strengthened by the availability of a $161.6 million credit facility with the FHLB. Advances are secured by FHLB stock and qualifying mortgage loans. There were no advances outstanding against this line at December 31, 2003 or at December 31, 2002.

        Management anticipates utilizing its liquidity to increase its commercial lending portfolio during 2004. Additional liquidity has been utilized to increase PSB's investment securities portfolio in accordance with current ALCO policies and procedures in an attempt to maximize the Bank's net interest margin.

        Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the twelve month period ended December 31, 2003, net cash used in operating activities was $32.1 million, compared to net cash provided by operating activities of $4.7 million for the same period of 2002. During 2003, net cash provided by investing activities was $948,000, compared to net cash provided by investing activities of $25.0 million for the same period of 2002. Financing activities used cash of $26.7 million during the twelve months ended December 31, 2003, compared to $25.7 million in net cash provided by financing activities for the same period of 2002. The net result of these items was a $57.9 million decrease in cash and cash equivalents for the twelve month period ended December 31, 2003, compared to a $55.5 million increase in cash and cash equivalents for the same period of 2002. The decrease in cash and cash equivalents in 2003 is primarily due to a decision by the Bank to use its excess liquidity to purchase investment securities in an effort to improve the Bank's net interest margin.

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

        One tool used by management to gauge the structure of the balance sheet is a "gap" analysis that categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate-sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At December 31, 2003, PSB had a one-year positive gap of $60.1 million and a gap ratio of 3.09 or 13.00% of total assets as of that date.

        The following table shows the interest rate sensitive data at December 31, 2003 (in thousands):

INTEREST RATE SENSITIVITY ANALYSIS

Gap Table At December 31, 2003	0-3 Months	4-12 Months	1-5 Yrs.	More than 5 Yrs.	No Stated Maturity	Balance at 12/31/03
Cash due and from banks					$3,084	$3,084
Interest bearing deposits with banks and federal funds sold	$49,324					49,324
Investment securities	8,466	$18,326	$63,675	$11,187	2,003	103,657
Mortgage loans	7,467	13,913	24,983	30,655		77,018
Commercial loans	42,055	20,746	68,253	19,030		150,084
Consumer loans	17,313	11,269	18,149	1,202		47,933
Construction loans	4,354	8,655	4,267	—		17,276
Loan loss reserve					(3,069)	(3,069)
Other assets					25,023	25,023
Total assets	$128,979	$72,909	$179,327	$62,074	$27,041	$470,330

Non interest bearing deposits	21,014				11,792	32,806
NOW accounts	2,490			21,894		24,384
Money market accounts	54,037			21,252		75,289
Savings accounts	45,298			44,686		89,984
Time deposits	47,714	90,783	57,643	301		196,441
Borrowed funds	207	436	456			1,099
Other liabilities					3,204	3,204

Total liabilities	170,760	91,219	58,099	88,133	14,996	423,207

Shareholders' equity					47,123	47,123

Total liabilities and shareholders' equity	$170,760	$91,219	$58,099	$88,133	$62,119	$470,330

GAP	(41,781)	(18,310)	121,228	(26,059)	(35,078)
Gap Ratio	0.76	0.80	3.09	0.70	0.44	1.00
Cumulative Gap	(41,781)	(60,091)	61,137	35,078	0	0
Cumulative Gap Ratio	0.76	0.77	1.19	1.08	1.00	1.00

        Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on interest income. The effect that changing interest rates have on PSB's net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The report below forecasts changes in PSB's market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of PSB's existing assets and liabilities.

	Market Value of Equity	Change in Market Value of Equity	Percentage Change
+300 Basis Points	$69,141	$9,150	15.25%
+200 Basis Points	67,473	7,482	12.47%
+100 Basis Points	64,606	4,615	7.69%
Flat Rate	59,991	—	0.00%
-300 Basis Points	48,248	(11,743)	-19.59%
-200 Basis Points	51,156	(8,835)	-14.73%
-100 Basis Points	$55,166	$(4,825)	-8.04%

        A plus or minus 300 basis point rate shock test for the change in the market value of equity indicates at most limited economic value sensitivity to changes in interest rates. A rate shock test indicates the market value of equity increases as rates rise and decreases as rates decline. The Bank's largest exposure is a negative 8.04% reduction in the change in the market value of equity in a minus 100 basis point scenario and a gain of 15.25% in a plus 300 basis point scenario.

        In the event PSB should experience a mismatch in its desired gap ranges or an excessive decline in its market value of equity resulting from changes in interest rates, it has a number of options that it could utilize to remedy such a mismatch. PSB could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize growth in loan products with appropriate maturities or repricing attributes, or attract deposits or obtain borrowings with desired maturities.

        There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way.

        The commitment expiration periods for commitments of PSB as of December 31, 2003 are as follows:

	Commitment Period
	Total Amount Committed	One Year or Less	1-3 yrs.	4-5 yrs.	Over 5 yrs.
COMMITMENTS
Lines of Credit	$57,813	$20,886	$29,869	—	$7,058
Unfunded residential mortgages	$4,893	4,893	—	—	—
Standby letters of credit	$2,346	2,346	—	—	—
Leases	$3,834	808	1,571	328	1,127
Remaining contractual maturities of time deposits	$196,441	138,507	50,865	6,768	301

  Comparison of Results of Operations in 2002 and 2001

        The Bank's net interest income of $18.4 million in 2002 was $5.5 million or 42.80% higher than 2001's net interest income of $12.9 million. In 2002 total interest income increased $4.8 million to $31.7 million from $26.9 million in 2001. The Bank had a decrease in total interest expense in 2002 of $759,000. In 2002, both net interest income; and interest income increased primarily due to the acquisition of the Jade loan portfolio.

        In 2002, the Bank's net interest margin increased 78 basis points to 4.07% from 3.29% in 2001. The increase in the net interest margin is related to a facility fee of $482,000 realized in the fourth quarter and an improvement in the Bank's yield on other interest-earning assets and a lower cost of funds primarily time deposits and borrowed funds.

        The Bank's net interest spread increased 100 basis points to 3.80% in 2002 from 2.80% in 2001. The Bank's yield on its interest-earning assets increased 15 basis points to 7.00% in 2002 from 6.85% in 2001. For 2002, the rate paid by the Bank on its interest-bearing liabilities decreased by 85 basis points to 3.20%.

        Average loans of $320.0 million at December 31, 2002 represented 71% of total interest-earning assets, providing an average yield of 8.25%, average loans of $275.8 million at December 31, 2001, represented 70% of total average interest-earning assets, and provided an average yield of 7.77%. The 48 basis point increase in the yield on the loan portfolio in 2002 was primarily due to a $482,000 facility fee received in the fourth quarter.

        At December 31, 2002, total average-interest bearing liabilities increased $68.3 million or 19.75% to $414.0 million compared to $345.8 million at December 31, 2001. Total interest expense decreased $759,000 at December 31, 2002 to $13.3 million as compared to a total interest expense decrease of $3.4 million to $14.0 million at December 31, 2001. The Bank's cost of funds for 2002 and 2001 was 3.20% and 4.05%, respectively.

        Average investments and interest-earning deposits with banks increased $16.0 million or 13.67% at December 31, 2002, compared to an increase of $32.0 million or 37.36% at December 31, 2001. The increase in the PSB's liquidity position at December 31, 2002 is attributable to higher than anticipated prepayments on loans and investment securities, an increase in deposit activity, lower than anticipated loan volume in the fourth quarter of 2002, and the uncertainties within the interest rate environment.

        The Bank allocated $1.4 million and $270,000 as additions to the allowance for loan loss and had charge-offs against the allowance of $788,000 and $0 for the years ended December 31, 2002, and 2001, respectively.

        Non-interest income in 2002 increased $1.5 million or 98.26% compared to 2001, primarily due to the Bank receiving a full year of service fees and other income of Jade in 2002 compared to six months in 2001 because the merger of Jade was not effective until July 1, 2001.

        Total non-interest expense for 2002 increased $6.7 million or 64.36% to $17.1 million from $10.4 million in 2001. The increase in noninterest expense is primarily due to non-recurring expenses related to a computer system conversion during 2002. On November 2, 2002, the Bank completed a successful core hardware and software conversion to the OSI system from the Fiserv Summit system to enhance the quality of our banking services.

        PSB had an income tax provision of $1.2 million, and $755,000 for the years ended December 31, 2002, and 2001, respectively.

        During the twelve-month period ended December 31, 2002, net cash provided by operating activities was $4.8 million, compared to net cash used by operating activities of $1.6 million for the same period of 2001. During the twelve-month period ended December 31, 2002, net cash provided by investing activities was $25.0 million, compared to net cash provided by investing activities of $19.6 million for the same period of 2001. Financing activities provided net cash of $25.7 million during the twelve months ended December 31, 2002, compared to $18.9 million in net cash provided in financing activities for the same period of 2001. The net result of these items was a $55.5 million increase in cash and cash equivalents for the twelve month period ended December 31, 2002, compared to a $36.9 million increase in cash and cash equivalents for the same period of 2001.

CAPITAL ADEQUACY

        The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 2003, the Bank was required to have minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at December 31, 2003, were 12.45% and 13.47%, respectively, and the Bank's Tier I leverage ratio was 7.94%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category.

	Actual		For capital adequacy purposes		To be well- capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total capital (to risk-weighted assets)
Company	$48,987	16.22%	$24,162	>8.00%	N/A	N/A
Bank	$40,463	13.47%	$24,024	≥8.00%	$30,030	≥10.00%
Tier I capital (to risk-weighted assets)
Company	$45,918	15.20%	$12,081	≥4.00%	N/A	N/A
Bank	$37,394	12.45%	$12,012	≥4.00%	$18,018	≥6.00%
Tier I capital (to average assets)
Company	$45,918	9.72%	$18,898	≥4.00%	N/A	N/A
Bank	$37,394	7.94%	$18,830	≥4.00%	$23,538	≥5.00%

	Actual		For capital adequacy purposes		To be well- capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002:
Total capital (to risk-weighted assets)
Company	$48,492	15.47%	$25,075	≥8.00%	N/A	N/A
Bank	$38,954	12.53%	$24,866	≥8.00%	$31,083	≥10.00%
Tier I capital (to risk-weighted assets)
Company	$44,862	14.31%	$12,537	≥4.00%	N/A	N/A
Bank	$35,346	11.37%	$12,433	≥4.00%	$18,650	≥6.00%
Tier I capital (to average assets)
Company	$44,862	9.10%	$19,710	≥4.00%	N/A	N/A
Bank	$35,346	7.22%	$19,590	≥4.00%	$24,487	≥5.00%

        Management is confident that the Bank will remain "well capitalized."

FINANCIAL CONDITION

GENERAL

        PSB's total assets decreased to $470.3 million at December 31, 2003. This represents a decrease of 5.33% compared to assets of $496.8 million at December 31, 2002. The decrease is primarily attributable to the Bank's decision to allow some run off of deposits due to decreasing loan demand and the lack of availability of investments with profitable yields.

        At December 31, 2003, PSB's net loan portfolio, inclusive of loans held for sale, totaled $289.2 million as compared to $307.5 million for the year ended December 31, 2002. This decrease of $18.2 million or 5.93% is primarily the result of an increase in payoffs of consumer and mortgage loans and a decrease in loan demand.

INVESTMENT ACTIVITIES

        The Bank's investment portfolio is comprised of mortgage-backed and investment securities. The carrying value of the Bank's investment securities and mortgaged-backed securities portfolio totaled $103.7 million at December 31, 2003, compared to $56.2 million at December 31, 2002. The Bank's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totaled $52.4 million at December 31, 2003, compared to $110.3 million at December 31, 2002. The majority of the Bank's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At December 31, 2003, mortgage-backed securities totaled $49.7 million compared to $45.3 million at December 31, 2002. The majority of this amount represents securities that were issued or guaranteed by FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). The Bank historically maintains high levels of interest-earning deposits as part of its strategy for meeting liquidity requirements and improving interest sensitivity.

        The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields available in relation to other opportunities and its expectation of the yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

        Pursuant to SFAS No. 115, the Bank classifies its investment and mortgage-backed securities as held-to-maturity, available-for-sale or trading. Available-for-sale and trading securities are carried at market value, while held-to-maturity securities are carried at amortized cost. At December 31, 2003, $790,000 of the Bank's investment securities and mortgaged-backed securities were classified held-to-maturity and $102.9 million of the Bank's investment securities and mortgaged-backed securities were classified available-for-sale. The Bank did not carry any trading securities at December 31, 2003 or 2002.

        The Bank's Board of Directors has adopted an investment policy that identifies acceptable types of investments for the Bank and establishes criteria to guide management in classifying investments as prescribed by SFAS No. 115. The policy also authorizes the Bank's investment officer to make investments of up to $1 million. Under the investment policy, the Bank may invest in certain AAA rated derivative securities. As of December 31, 2003, the Bank had no collateralized mortgage obligations. The Bank may not invest in high-risk collateralized mortgage obligations ("CMO") and the Bank's investment officer must periodically analyze the risk of any CMO held by Bank to determine that such securities are not within the high-risk category.

CARRYING AND FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

        The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities and mortgage-backed securities in the Bank's held-to-maturity and available-for-sale portfolio at December 31, 2003, 2002 and 2001.

	At December 21, 2003
	2003	2002	2001
	(in thousands)
AMORTIZED VALUE
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds	$2,354	$2,434	$2,354
State and municipal obligations	2,506	3,427	3,449
U.S. Government and agency securities	49,991	—	—
Mortgage-backed securities:
FNMA Certificates	25,995	$31,908	$46,095
GNMA Certificates	3,791	10,026	17,778
FHLMC Certificates	18,595	—	—

Total investment securities available-for-sale	103,232	47,795	69,676
INVESTMENT SECURITIES HELD TO MATURITY:
U.S. Government and agency securities	—	5,000	—
Mortgage-backed securities:
FHLMC Certificates	—	—	139
FNMA Certificates		21	—
GNMA Certificates	775	1,287	1,892
Other mortgage backed investment	—	160	279

Total investment securities held-to-maturity	775	6,468	2,310

	$104,007	$54,263	$71,986

	At December 31, 2003
	2003	2002	2001
	(in thousands)
FAIR VALUE
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds:	$2,341	$2,495	$2,354
State and municipal obligations	2,570	3,458	3,395
U.S. Government and agency securities	49,061
Mortgage-backed securities:
FNMA Certificates	26,420	$33,420	$46,308
GNMA Certificates	3,908	10,357	17,877
FHLMC Certificates	18,582	—	—

Total investment securities available-for-sale	$102,882	$49,730	$69,934
INVESTMENT SECURITIES HELD TO MATURITY:
U.S. Government and agency securities		5,014	—
Mortgage-backed securities:
FHLMC Certificates		—	143
FNMA		21	—
GNMA	790	1,328	1,920
Other mortgage backed investment	—	161	283

Total investment securities held-to-maturity	790	6,524	2,346

	$103,672	$56,254	$72,280

        The amortized cost and fair value of PSB's investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,001	$2,047	$—	$—
Due after one year through five years	42,859	42,275	—	—
Due after five years through ten years	9,991	9,650	—	—
Due after ten years
Mortgage-backed securities	48,381	48,910	775	790

	$103,232	$102,882	$775	$790

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

	At December 31, 2003
	In one year or less			After one year to five years
	Carrying Value	Average Yield	Weighted Average Life	Carrying Value	Average Yield	Weighted Average Life
Held to maturity:
Mortgage-backed securities	479	2.77%	3.74	—	—	—

Total held to maturity	$479	2.77%	3.74	—	—	—

Available for sale:
Investment securities	2,341	4.18%		$39,411	3.11%	4.11
Mortgage-backed securities			—	16,615	3.80%	3.51

Total available for sale	$2,341	4.18%		$56,026	3.46%	3.81

	At December 31, 2003
	After five years to ten years			Over ten years
	Carrying Value	Average Yield	Weighted Average Life	Carrying Value	Average Yield	Weighted Average Life	Total
Held to maturity:
Mortgage-backed securities	—	—	—	$296	8.18%	7.24	$775

Total held to maturity	$—	—	—	$296	8.18%	7.24	$775

Available for sale:
Investment securities	9,650	4.17%	6.54	$2,570	4.73%	11.71%	$53,972
Mortgage-backed securities	14,934	3.90%	5.49	17,361	5.78%	1.45%	$48,910

Total available for sale	24,584	4.04%	5.99	$19,931	5.26%	6.50%	$102,882

LOAN PORTFOLIO

        The loan portfolios exhibited mixed results. Consumer/auto-related financing was adversely impacted by external macro-economic factors. Competition for commercial business remains strong, and management continues to look for opportunities that leverage our strengths, particularly in small business lending. With the shifts in consumer behavior away from auto-related financing activities, management has moved its efforts more towards the construction, and commercial real estate markets. We also look to enhance market share in the credit card and home equity products. This would continue to add to the diversification of the loan portfolio and help boost growth toward budgeted levels. In general, credit risk is moderate and slowly increasing.

        Historically, the principal lending activity of the Bank has been the origination, for retention in its portfolio, of fixed-rate and, to a much lesser extent, adjustable-rate mortgage loans secured by one- to four-family residential real estate located in its market area. Because of a decrease in residential real estate lending, the Bank is concentrating its efforts in the commercial loan area where demand is improving. The Bank and its subsidiaries also originate loans secured by multifamily residential and commercial real estate, construction loans, commercial business loans and consumer loans.

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

        Growth in the commercial real estate portfolio continues. Interest rate reductions should spur activity in this sector in spite of other, less favorable, macro-economic factors. Just as with the residential mortgage portfolio, commercial real estate is very interest rate sensitive. To achieve growth in this portfolio, pricing must be carefully formulated to both attract borrowers and create a reasonable return for the Bank. Construction lending continues to provide opportunities. Due to the higher levels of inherent risk in construction lending, these credits are thoroughly evaluated. Opportunities are more evident in this portfolio. A defensive stance on long-term fixed rate pricing is necessary to protect against margin compression.

        Volume for home equity loans continues to fluctuate. With a low rate environment, management will continue to pursue growth in this portion of the consumer loan portfolio but will monitor the originations of lower interest rate loans as the market begins to recover.

        To help offset payoffs of current loans, management will be setting goals for new loan originations with branch managers, management will also become more aggressive in cross-selling the consumer loan products, such as home equity loans, to the other subsidiaries of First Penn Bank such as TNMC. Finally, management will continue to develop loan referral business with outside mortgage brokers.

        At December 31, 2003, the Bank's net loan portfolio totaled $237.4 million, representing 50.47% of total assets at that date, compared to $288.6 million representing 58.10% of total assets at December 31, 2002.

        The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31 for the past five years, including data regarding the portion of the Bank's loans that bear fixed and adjustable interest rates, respectively. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
One-to four-family*	$65,385	27.15%	$106,496	36.40%	$126,484	42.08%	$54,477	36.94%	$55,716	32.89%
Construction loans	18,444	7.66%	28,853	9.86%	24,501	8.15%	23,328	15.82%	23,528	13.89%
Five or more family residential	14,055	5.84%	4,082	1.39%	2,201	0.73%	2,552	1.73%	2,712	1.59%
Nonresidential	97,011	40.29%	102,739	35.12%	58,601	19.49%	28,805	19.53%	27,117	16.01%
Commercial loans	21,854	9.06%	16,720	5.72%	33,842	11.26%	24,931	16.90%	17,364	10.25%
Consumer loans	24,062	10.00%	33,666	11.51%	54,974	18.29%	13,387	9.08%	42,977	25.37%

	$240,811	100.00%	$292,556	100.00%	$300,603	100.00%	$147,480	100.00%	$169,414	100.00%

Less:
Unearned fees and discounts	$359		$323		$552		$275		$404
Undisbursed loan Proceeds	—		—		—		—		(8)
Allowance for loan losses	3,069		3,603		2,871		1,349		1,231

Net loans	$237,383		$288,630		$297,180		$145,856		$167,787

        Loan balances segretated in terms of sensitivity to changes in interest rates at December 31, 2003, are summarized below:

(In thousands)	Less Than One Year to Five Years	After Five Years
Predetermined interest rate	$105,296	$51,939
Floating interest rate	72,286	11,290

Total	$177,582	$63,229

*
Does not include loans held-for-sale

LOAN MATURITIES

        The following table sets forth the maturity or period of re-pricing of the Bank's loan portfolio at December 31, 2003. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due (in thousands).

	Amounts at December 31, 2003
	Multi-Family and One to Four Family	Commercial and Commercial Real Estate	Construction	Consumer	Total Loans
Amounts due
Non-accrual loans	$2,278	$2,153	$739	$33	$5,203
Within one year	11,041	27,683	16,305	2,010	57,039
After one year:
1-3 years	4,559	23,325	1,400	16,402	45,686
3-5 years	18,492	44,206	—	4,046	66,744
Over 5 years	43,070	21,498	—	1,571	66,121
Total due after one year	66,121	89,029	1,400	22,019	178,569

Total amounts due	$79,440	$118,865	$18,444	$24,062	$240,811

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

NON-PERFORMING ASSETS

        In 2003, the Bank's level of non-performing assets increased $715,000 or 14.59% to $5.6 million compared to an increase of $184,000 to $4.9 million at December 31, 2002 from $4.7 million at December 31, 2001. Non-accrual interest for 2003 and 2002 was $324,000 and $346,000, respectively. The increase in 2003 was primarily due to a new risk rating system implemented in September of 2002 that caused certain items to be recategorized.

        As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed out of interest income. There are occasional exceptions if the loans are well secured and in the process of collection. The Bank did not have any material restructured loans within the meaning of SFAS No. 114 in 2003.

        The following table sets forth information regarding loans 90 or more days delinquent and still accruing interest, non-accrual loans, and real estate owned held by the Bank at the dates indicated (Dollars in thousands):

	At December 31, 2003
	2003	2002	2001	2000	1999
Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—	$—	$—	$180
Nonaccrual loans	5,203	4,480	4,130	3,095	1,882

Total nonperforming loans	5,203	4,480	4,130	3,095	2,062
Real estate owned (REO)	374	382	548	1,046	1,047

Total nonperforming assets	$5,577	$4,862	$4,678	$4,141	$3,109

Nonperforming loans to total loans	2.16%	1.53%	1.37%	2.10%	1.21%
Nonperforming assets to total assets	1.19%	.98%	1.00%	1.63%	1.11%
Allowance for loan losses to total loans	1.28%	1.23%	.95%	.91%	.73%
Allowance for loan losses to nonperforming loans	58.99%	80.42%	69.52%	43.59%	59.70%
Allowance for loan losses to nonperforming assets	55.03%	74.11%	61.37%	32.58%	39.60%
Net charge-offs as a percentage of total loans	.24%	.24%	.21%	.00%	.00%

OTHER REAL ESTATE OWNED

        Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned ("REO") until it is sold. The REO is initially recorded at the lower of the related loan balance or fair value of the property at the date acquired. If the value of the property is less than the loan, less any related specific loan loss provisions, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. The Bank had $374,000 and $382,000 of property acquired as a result of foreclosure at December 31, 2003 and 2002.

CLASSIFIED ASSETS

        As part of the Bank's loan review procedures which ultimately result in the establishment of the Bank's allowance for loan losses, the Bank identifies and classifies its problem assets into three classifications: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. The Bank charges off that portion of an asset as soon as it is classified as a loss. Exclusive of the Bank's $374,000 of REO, the Bank's classified assets at December 31, 2003 consisted of $5.2 million of loans classified as substandard, compared to $4.5 million classified as substandard at December 31, 2002. Loans classified as doubtful were $0 for 2003 compared to $599,000 for 2002. Loans classified as loss were $501,000 in 2003 compared to $92,000 in 2002.

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

        The following table summarizes the changes in the Bank's allowance for loan losses for each of the past five years (Dollars in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Balance at beginning of year	$3,603	$2,871	$1,349	$1,231	$1,031
Acquisition of Jade's allowance for loan losses			$1,874	—	—
Charge-offs:			—	—	—
Real Estate: One-to four-family	93	474	262	—	—
Commercial	13
Consumer	656	382	526	—	—

Total Charge-offs	762	856	788	—	—
Recoveries:
Consumer	183	151	166	18	—

Total recoveries	183	151	166	18	—
Net charge-offs (recoveries)	579	705	622	18	—
Provision charged to operations	45	1,437	270	100	200

Allowance, end of period	$3,069	$3,603	$2,871	$1,349	$1,231

Allowance for loan losses to total loans	1.28%	1.23%	0.95%	0.91%	0.73%
Allowance for loan losses to nonaccrual loans	58.99%	80.42%	69.52%	43.59%	59.70%
Net charge-offs as a percentage of total loans	0.24%	0.24%	0.21%	0.00%	0.00%

        The following table sets forth an allocation for the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance available to absorb losses in any category. (Dollars in thousands)

	Year Ended December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Real Estate	$661	80.93%	$510	82.77%	$400	70.45%	$200	74.07%	$103	64.38%
Commercial	2,089	9.08%	2,088	5.72%	2,325	11.26%	1,107	16.90%	1,087	10.25%
Consumer	120	9.99%	179	11.51%	146	18.29%	42	9.08%	41	25.37%
Unallocated	199		826		0		0		0

Totals	$3,069	100%	$3,603	100%	$2,871	100%	$1,349	100.5%	$1,231	100%

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

        The following tables present the average balances and rates paid on deposits for each of the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits	$24,843	—	$26,046	—	33,440	—
Now checking accounts	22,680	0.84%	14,359	1.57%	14,046	1.25%
Money market accounts	72,356	1.50%	62,386	2.58%	21,820	2.24%
Savings accounts	93,453	1.44%	95,849	1.93%	71,304	2.08%
Certificates of deposit	221,377	3.13%	228,003	4.05%	225,286	5.02%

Total deposits	$434,709	2.20%	$426,643	3.03%	$365,896	3.68%

        As of December 31, 2003, the Bank had total certificates of deposit of approximately $196.4 million. The following table summarizes the composition of these deposits (Dollars in thousands):

	Amount	Percentage of total certificates of deposits
Certificates of deposit in excess of $100,000	$24,644	12.55%
Other certificates of deposit (including IRA's)	171,797	87.45%

	$196,441

        The Bank's certificates of deposit in excess of $100,000, which totaled $24.6 million at December 31, 2003, mature as follows: $10.8 million within three months, $13.8 million between three and six months; $0 million between six and twelve months and $0 million after twelve months.

        The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

BORROWINGS

        The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $1.0 million investment in the stock of the FHLB at December 31, 2003, which was in compliance with this requirement. At December 31, 2003 and 2002, the Bank had no outstanding borrowings from the FHLB of Pittsburgh. The Bank has a line of credit available in the amount of $161,560,000 as of December 31, 2003.

        Additionally, the Bank had securities sold under repurchase agreements are as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except percentages)
Balance at year-end	$1,099	$1,075	$13,298
Average during the year	1,092	13,375	13,314
Maximum month-end balance	1,099	13,577	13,695
Weighted average rate during the year	2.47%	2.42%	4.22%
Rate at December 31	1.88%	2.52%	3.74%

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we had no variable interest entities that were created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which amoung other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of Special Purpose Entities (SPE). The Company currently has no SPEs. The Company anticipates it will be required to consolidate its investment in Iron Bridge Holdings, Inc. (Iron Bridge) for the first quarter of 2004. Prior to FIN 46 and 46R, the Company accounted for its investment in Iron Bridge under the equity method of accounting. The company's investment in Iron Bridge is more fully discussed in Note F to the consolidated financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of this Statement shall be applied prospectively. Based on PSB's current business operations, the adoption of the provisions of SFAS No. 149 did not materially impact PSB's financial condition, results of operations, or disclosures.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Based on PSB's current business operations, the provisions of SFAS No. 150 did not impact PSB's financial condition, results of operations, or disclosures.

        In October 2003, the AICPA issued SOP No. 03-3 "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP No. 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that PSB will be unable to collect all contractually required payments receivable. SOP No. 03-3 requires that PSB recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (nonaccretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP No. 03-3.

        In November 2003, the EITF (Emerging Issues Task Force) issued EITF No. 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments". EITF No. 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF No. 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 ("FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." On January 1, 2003 PSB adopted the disclosure provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002, and adopted the initial recognition and measurement provisions on January 1, 2003. Adoption of the initial recognition and measurement provisions did not affect PSB's financial condition or results of operations. While certain guarantees are only subject to the disclosure provisions of this interpretation, others are subject to both the disclosure and initial recognition and measurement provisions. For guarantees that fall within the scope of the initial recognition and measurement provisions, FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under the previous accounting rules, PSB did not record a liability when guaranteeing obligations unless it became probable that PSB would have to perform under the guarantee. The adoption of FIN No. 45 did not have material imapact of the Consolidated Financial Statements of Results of Operations.

        PSB issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45. Financial and performance standby letters of credit are conditional commitments issued by PSB to assure the financial and performance obligations of a customer to a third party. At December 31, 2003, and December 31, 2002, PSB was contingently liable on financial and performance standby letters of credit totaling $3.48 million and $3.36 million, respectively, $1.68 million of which were originated during 2003. PSB's commitments under standby letters of credit expire at various dates through 2005. Amounts due under these letters of credit would be reduced by any proceeds that PSB would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer. PSB generally holds collateral and /or obtains personal guarantees supporting these commitments. Collateral held for these commitments at December 31, 2003 varied from 0 to 100% and averaged 98%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the market risk of PSB's financial instruments, see "Interest Rate Sensitivity" in the MD&A. PSB's principal market risk exposure is to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statement of PSB Bancorp, Inc. as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001, including the report of Grant Thornton LLP as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 which are included as Exhibit 99.1 to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

ITEM 9A. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this Annual Report on Form 10-K, our Chief Executive Officer and our Acting Chief Financial Officer evaluated the effectiveness of PSB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that PSB's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports PSB files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.. There were no significant changes to PSB's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to the section entitled "Directors and Executive Officers of the Registrant" in the definitive proxy statement to be used in connection with PSB's 2004 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the definitive proxy statement to be used in connection with PSB's 2004 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the definitive proxy statement to be used in connection with PSB's 2004 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the definitive proxy statement to be used in connection with PSB's 2004 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the section entitled "Principal Accountant Fees and Services" in the definitive proxy statement to be used in connection with PSB's 2004 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The consolidated financial statements listed below are from Exhibit 99.1 to the Registrant's 2003 Form 10-K.

        PSB Bancorp, Inc. and Subsidiaries Consolidated Balance Sheet Consolidated Statement of Income, Consolidated Statement of Cash Flow, and Notes to Consolidated Statements Reports of Independent Public Accountants.

        The following reports on Form 8-K were filed in the last quarter of 2003:

        None.

        (a)   EXHIBITS: The exhibits listed below are filed herewith or incorporated by reference to other filings.

EXHIBIT NO.	DOCUMENT
2.1	Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
2.2
Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp. (incorporated herein by reference to Registration Statement of PSB Bancorp, Inc. filed on January 16, 2001)
3.1	Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
3.2	Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.1*	First Penn Bank's Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.2*	First Penn Bank's Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.3*	First Penn Bank's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.4*	Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.5*	Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.6*	First Penn Bank's Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997)
10.7
Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 10, 1995 (incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998)
10.8
Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998)

10.9*	First Penn Bank's Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.10*	First Penn Bank's Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.11*	Employment Agreement for John J O'Connell. (incorporated herein by reference to Exhibit 10.11 of PSB's Annual Report on Form 10-K filed on April 1, 2002)
10.12*	Employment Agreement for Mario L. Incollingo (incorporated herein by reference to Exhibit 10.12 of PSB's Annual Report on Form 10-K filed on April 1, 2002)
10.13*	PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB's Annual Report on Form 10-K filed on April 1, 2002)
10.14	Severance Agreement for John J. O'Connell (filed herewith)
10.15	Severance Agreement for Mario L. Incollingo (filed herewith)
14	Code of Ethics (filed herewith)
21	Schedule of Subsidiaries (filed herewith)
31.1	Certification of Report by Chief Executive Officer. (filed herewith)
31.2	Certification of Report by Acting Chief Financial Officer. (filed herewith)
32	Certification of Report by Chief Executive Officer and Acting Chief Financial Officer. (filed herewith)
99.1	2003 Financial Statements (filed herewith)

*
Denotes a management contract or compensatory plan or arrangement.

        (b)   Reports on Form 8-K

          (1)   None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2003	PSB BANCORP, INC.
	By	/s/ ANTHONY DISANDRO Anthony DiSandro President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT J. FUMO Vincent J. Fumo	Chairman, Director	April 5, 2003
/s/ ANTHONY DISANDRO Anthony DiSandro	President, Chief Executive Officer, Director	April 5, 2003
/s/ JOHN CARROZZA John Carrozza	Acting Chief Financial Officer (Principal Accounting and Financial Officer)	April 5, 2003
/s/ JAMES W. EASTWOOD James W. Eastwood	Director	April 5, 2003
/s/ ROSANNE PAUCIELLO Rosanne Pauciello	Corporate Secretary and Director	April 5, 2003
/s/ STEPHEN MARCUS Stephen Marcus	Director	April 5, 2003
/s/ DENNIS WESLEY Dennis Wesley	Director	April 5, 2003
/s/ JAMES KENNEY James Kenney	Director	April 5, 2003

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
2.1	Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
2.2
Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp. (incorporated herein by reference to Registration Statement of PSB Bancorp, Inc. filed on January 16, 2001)
3.1	Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
3.2	Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.1*	First Penn Bank's Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.2*	First Penn Bank's Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.3*	First Penn Bank's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.4*	Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.5*	Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.6*	First Penn Bank's Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997)
10.7
Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 10, 1995 (incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998)
10.8
Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998)
10.9*	First Penn Bank's Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.10*	First Penn Bank's Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.11*	Employment Agreement for John J O'Connell. (incorporated herein by reference to Exhibit 10.11 of PSB's Annual Report on Form 10-K filed on April 1, 2002)
10.12*	Employment Agreement for Mario L. Incollingo (incorporated herein by reference to Exhibit 10.12 of PSB's Annual Report on Form 10-K filed on April 1, 2002)
10.13*	PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB's Annual Report on Form 10-K filed on April 1, 2002)

10.14	Severance Agreement for John J. O'Connell (filed herewith)
10.15	Severance Agreement for Mario L. Incollingo (filed herewith)
14	Code of Ethics
21	Schedule of Subsidiaries (filed herewith)
31.1	Certification of Report by Chief Executive Officer. (filed herewith)
31.2	Certification of Report by Acting Chief Financial Officer. (filed herewith)
32	Certification of Report by Chief Executive Officer and Acting Chief Financial Officer. (filed herewith)
99.1	2003 Financial Statements (filed herewith)

*
Denotes a management contract or compensatory plan or arrangement.

QuickLinks

PSB BANCORP, INC. FORM 10-K For the Year Ended December 31, 2003 TABLE OF CONTENTS
PART I
PART II
INTEREST RATE SENSITIVITY ANALYSIS
FINANCIAL CONDITION
INVESTMENT PORTFOLIO MATURITIES
PART III
PART IV
SIGNATURES
EXHIBIT INDEX