Form 10-Q
period 2004-03-31
PSB BANCORP INC
filed 2004-05-17
CIK 1047537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2004

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Number of shares outstanding as of March 31, 2004

Common Stock (no par value)	4,536,654
(Title of Class)	(Outstanding Shares)

PSB Bancorp, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PSB BANCORP, INC.

STATEMENTS OF FINANCIAL CONDITION

(In thousands except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	Audited
Assets
Cash and due from banks	$7,226	$3,084
Interest earning deposits with banks	39,355	34,692
Federal funds sold	30,581	14,632
Total cash and cash equivalents	77,162	52,408

Loans held -for- sale	50,766	51,859
Investment securities available- for- sale, at fair value	95,511	102,882
Investment securities held to maturity (fair value $755 and $790)	717	775
Federal Home Loan Bank Stock - at cost	1,131	1,021
Federal Reserve Bank Stock - at cost	1,116	320

Loans	243,033	240,452
Less allowance for possible loans losses	(3,079)	(3,069)

Net Loans	239,954	237,383

Accrued interest receivable	2,036	2,225
Premises and equipment, net	2,716	2,855
Bank -owned life insurance (BOLI)	12,339	12,224
Other assets	6,725	6,378

	23,816	23,682

Total Assets	$490,173	$470,330

Liabilities
Deposits
Non-interest bearing	35,557	32,806
Interest bearing	400,387	383,354

Total Deposits	435,944	416,160

Securities sold under agreements to reproduce	1,102	1,099
Advances from borrowers for taxes and insurance	2,607	2,744
Other liabilities	1,929	3,204

	5,638	7,047

Total Liabilities	$441,582	$423,207

Shareholders’ Equity
Common stock authorized, 15,000,000 shares no par value, 4,536,654 and 4,530,940 shares issued and outstanding on March 31, 2004, and December 31, 2003, respectively	42,291	42,179
Retained earnings	7,495	6,919
Accumulated other comprehensive income (loss)	514	(199)
Employee stock ownership plan	(1,302)	(1,369)
Treasury stock, at cost, 72,325 on March 31, 2004, and December 31, 2003, respectively	(407)	(407)
Total Shareholders’ Equity	48,591	47,123

Total Liabilities and Shareholders’ Equity	$490,173	$470,330

The accompanying notes are an integral part of these financial statements.

PSB BANCORP, INC

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Interest Income
Loans, including fees	$5,226	$6,042
Investment securities	918	735
Deposits with banks	90	330

Total Interest Income	6,234	7,107

Interest Expense
Interest on deposits	1,797	2,959
Interest on borrowings	6	10

Total interest expense	1,803	2,969

Net interest income	4,431	4,138

Provision for loan losses	—	—

Net interest income after provision for loan losses	4,431	4,138

Non-Interest Income	1,073	468

Non-Interest Expenses
Salaries and employee benefits	2,550	2,050
Occupancy and equipment	575	503
Other operating	1,533	1,379

Total Non-Interest Expenses	4,658	3,932

Income before income taxes	846	674
Income Taxes	(238)	(205)

Net Income	$608	$469

Net Income per Common Share
Basic:	$0.14	$0.11

Diluted:	$0.14	$0.11

The accompanying notes are an integral part of these financial statements.

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Adjustments to reconcile net income to net cash
Net Income	$608	$469
Adjustments provided by (used in) operating activities:
Depreciation and amortization	165	247
Amortization of discounts and accretion of premiums on investment securities	(49)	42
Gain on sale of real estate	2	—
Proceeds from sale and amortization of loans held for sale	6,369	10,839
Originations of loans held for sale	(5,276)	(17,907)
ESOP expense	152	101

Change in assets and liabilities:
Decrease in accrued interest receivable	189	453
(Increase) in other assets	(1,217)	(1,759)
(Decrease) change in accrued expenses	(1,275)	(2,608)

Net cash used in operating activities	(332)	(10,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(5,000)	—
Proceeds from maturities and calls of investment securities	13,612	9,926
Purchase of Federal Home Loan Bank Stock	(906)	(349)
Net decrease (increase) in loans	(2,581)	13,144
Proceeds from sale of real estate owned	36
Purchase of premises and equipment	(26)	(95)

Net cash provided by investing activities	5,135	22,626

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,784	7,584
Increase in securities sold under agreements to repurchase	3	14
Change in advances for borrowers’ taxes and insurance	137	(566)
Exercised stock options	27	(15)
Net cash provided by financing activities	19,951	7,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,754	19,520

Cash and cash equivalents, beginning of period	52,408	110,269

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,162	$129,789

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31
	2004	2003
	(Unaudited)
Net Income	$608	$469
Other comprehensive income, Net of tax:

Accumulated comprehensive (loss), investments available for sale	(713)	(59)

Other comprehensive (loss) income	(713)	(59)

Comprehensive (loss) Income	(105)	410

PSB BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(UNAUDITED)

1.             Basis of Presentation

This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc. (referred to as “PSB” or the "Company") and its subsidiaries.

PSB’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results.  The result of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2003.  You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

The financial information in this quarterly report has been prepared in accordance with PSB’s customary accounting practices; these financial statements have not been audited.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.             Variable Interest Entities

In January 29, 1999, the Company purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, (the "Preferred Stock") of McGuire Performance Solutions, Inc. ("MPS"). PSB purchased the shares for $.78125 per share for a total cost of $1,250,000. In 2000, MPS changed its name to Iron Bridge Holdings, Inc. ("Iron Bridge") and formed two new subsidiaries, one adopting the MPS name and the other, Avanti Capital, Inc, a registered investment advisory company. During the year ended December 31, 2001, and 2000, the Company purchased an additional 375,000 shares and 500,000 shares, respectively, of the Preferred Stock for $1.00 per share for a total cost $875,000. On December 27, 2002, the founding shareholders of Iron Bridge purchased from PSB 304,350 shares of preferred stock for $0.88 per share, which was the average cost per share paid by PSB for these shares. PSB sold these shares to reduce its holdings in Iron Bridge so they would not be required to consolidate Iron Bridge under current accounting literature. The Company owns 87.7% of the Preferred Stock, which represents a 49.9% fully diluted ownership interest in Iron Bridge. The Iron Bridge subsidiary, MPS, is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

In the first quarter of 2004 the Company adopted FASB interpretation No. 46(R) Consolidation of Variable Interest Entities ("FIN 46(R)"). In applying FIN 46(R) the Company, as the largest shareholder and virtually Iron Bridge's only financial resource, has the ability to exert significant control over Iron Bridge, and would absorb a majority of Iron Bridge’s expected losses. Therefore, it was the Company's conclusion that in accordance with FIN 46(R), Iron Bridge is a variable interest entity and thus the Company is required to consolidate Iron Bridge as of March 31, 2004.

The consolidation of Iron Bridge resulted in the Company recording goodwill of $1,387,000 and minority interest of $215,000. The Company accounts for goodwill in accordance with SFAS 142, "Goodwill and Other Intangible Assets".  Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair value of the reporting unit exceeds its their book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. As of March 31, 2004, the Company completed its transitional testing, which determined that no impairment write-off was necessary. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

3.             Pension Plans

Net periodic defined benefit pension expense for the three months ended March 31, 2004 and 2003 included the following components:

	2004	2003
Service cost	$—	$—
Interest cost	15,590	15,920
Expected return on plan assets	12,920	14,388
Amortization of transition amount	1,544	1,544
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	—	—
Net periodic benefit expense	$4,214	$3,076

We currently expect to contribute approximately $20,865 to our pension plan in 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We made no contributions to the plan in the three months ended March 31, 2004.

4.             Earnings Per Share

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computation.  The computation of diluted earnings per share excludes 1,371,200 options for the respective three month periods ended March 31, 2004 and 2003.  PSB is contesting the validity of these options associated with the First Bank of Philadelphia merger in 1999 in a federal court.  As previously reported on March 31, 2004 the U.S. District Court granted the plaintiffs' motion for summary judgment validating 895,240 shares of these options.  PSB Bancorp has filed an appeal of this decision.  Until the appeal process is concluded, management believes the options should be excluded from the computation of diluted earnings per share.

	Three months ended March 31, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$608	4,269	$0.14
Effect of dilutive securities	—	145	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$608	4,414	$0.14

No options were anti-dilutive at March 31, 2004.

	Three months ended March 31, 2003
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$469	4,209	$0.11
Effect of dilutive securities	—	81	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$469	4,290	$0.11

5.             Accounting for Stock-Based Compensation

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which allows an entity to use a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the statement permits entities to elect accounting for employee stock options and similar instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's stock option plans are accounted for under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At March 31, 2004, the Company's four Option Plans provide for the grant of (i) options to purchase common stock intended to qualify as incentive stock options (Incentive Stock Option) under Section No. 422 of the Code, and (ii) options that do not do qualify (Nonqualified Stock Options). Pursuant to the Option Plans, 1,653,315 shares of Common Stock (subject to adjustment) are reserved for issuance by the Company upon exercise of stock options to be granted to certain officers and employees of the Company from time to time under the Option Plans. As of March 31, 2004, 308,315 were granted. The purpose of the Option Plans is to give certain directors, officers and employees an opportunity to acquire common stock and thereby help the Company attract, retain and motivate key employees and officers. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Three Months Ended March 31,
	2004	2003
Net income
As reported	$608	$469
Less stock-based compensation costs determined under the fair value-based method for all awards	(16)	(16)
Pro forma	$592	$453

Basic earnings per share
As reported	$0.14	$0.11
Pro forma	$0.14	$0.11
Diluted earnings per share
As reported	$0.14	$0.11
Pro forma	$0.13	$0.11

There were no options granted in the three-month period ended March 31, 2004 and 2003.

No options were anti-dilutive at March 31, 2004 and 2003.

6.             Letters of Credit

The Bank issues financial and performance standby letters of credit, both of which are subject to the disclosure and initial recognition and measurement provisions of FIN No. 45.  Financial and performance standby letters of credit are conditional commitments issued by the Bank to assure the financial and performance obligations of a customer to a third party.  At March 31, 2004, and December 31, 2003, the Bank was contingently liable on financial and performance standby letters of credit totaling $2.6 million and $2.3 million, respectively, $150,000 of which were originated during 2004.

7.             Regulatory Matters

On April 14, 2003, PSB and the Bank entered into a Memorandum of Understanding (MOU) with the Federal Reserve Bank of Philadelphia (Federal Reserve).  PSB and the Bank do not believe that the existence of the MOU or its provisions have had a material adverse effect on their consolidated financial position or results of operations.  PSB’s Annual Report on Form 10-K for the year ended December 31, 2003, includes a more detailed description of the terms of the MOU.

8.             New Accounting Pronouncements

The SEC recently released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance about the measurement of loan commitments recognized at fair value under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is not expected to have a material effect on our consolidated financial statements.

The Company adopted FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity (VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we had no VIEs that were created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to VIEs created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of special purpose entities (SPEs). The Company currently has no SPEs. The Company adopted the provisions under the revised interpretation in the first quarter 2004 which required the Company to consolidate its investment in Iron Bridge Holdings, Inc. (Iron Bridge). Prior to FIN 46 and 46(R), the Company accounted for its investment in Iron Bridge under the equity method of accounting. This investment in Iron Bridge is more fully discussed in note 2 to the consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees.  The Company is currently evaluating this proposed statement and its effects on its results of operations.

9.             Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Item 2.  Management’s Discussion And Analysis Of The Financial Condition And Results Of Operations.

RESULTS OF OPERATIONS

General

PSB’s results of operations depend primarily on the Bank’s net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities.  The Bank’s interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings.  The Bank’s net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

Impact of Inflation

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Allowance for Credit Losses

The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses.  Increases to the allowance for loan and lease losses are made by charges to the provision for credit losses.  Recoveries of previously charged-off amounts are credited to the allowance for credit losses.

While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases.  In addition, the regulators, as an integral part of their examination process, periodically review PSB’s allowance for loan losses.  The regulators may require the Bank to recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination.

Performance Overview

PSB’s net income for the first quarter of 2004 was $608,000 or $0.14 on a basic and diluted per share basis, compared to net income of $469,000 or $0.11 per basic and diluted share for 2003.  The results for the first quarter of 2004 were effected primarily as a result of a relatively stable interest rate environment, the maturity and repricing of higher yielding earning assets at lower rates, and accelerated prepayments on mortgage-backed securities and loans.

The Bank’s net interest margin continues to be positively affected by the overall reduction of cost of funds and the investing of Fed Funds sold into higher interest-earning assets. The Bank’s net interest margin improved by 56 basis points from 3.47% for the three months ended March 31, 2004 to 4.03% for the same period in 2003.

Net Income

PSB’s net income totaled $608,000 and $468,000 for the three months ended March 31, 2004 and 2003, respectively.  PSB’s basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 were $0.14 and $.0.11 respectively.

The increase in earnings for the three month periods ended March 31, 2004 was attributable to investing the Bank’s excess liquidity in short term, higher yielding investments, reducing our cost of deposits and increased loan production.

Management continues to follow strategies to enhance the growth of consumer home equity, and home equity lines of credit. The commercial real estate and construction loan departments are currently becoming more competitive in the uncertain interest rate market without the bank assuming additional credit risk.

Net Interest Income and Average Balances

Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position.  Net interest income for the first quarter of 2004 was $4.4 million compared to $4.1 million, or a 7.08% increase from the first quarter of 2003. This increase is primarily a result of a reduction in the bank’s cost of funds. The net interest margin for the first quarter of 2004 was 4.03%, an increase of 56 basis points from the first quarter of 2003 net interest margin of 3.47%.

Overall, average total interest-earning assets provided a yield of 5.67% for the three months ended March 31, 2004, compared to 5.98% for the same period in 2003.  The average yield for the three months ended March 31, 2004 decreased slightly primarily due to a decline in the average yield on our loan portfolio, interest-earning deposits and investment securities.  Average total loans of $296.0 million for the three months ended March 31, 2004 and provided a yield of 7.06% for the period, compared to average total loans of $304.4 million for the three months ended March 31, 2003, which provided a yield of 7.94% for the period.

Average total interest-bearing liabilities decreased from $423.4 million to $385.5 million or 8.97% for the three months ended March 31, 2004 compared to the three-month period ended March 31, 2003.  The average rate on total interest-bearing liabilities decreased 94 basis points from 2.81% for the three months ended March 31, 2003 to 1.87% for the three months ended March 31, 2004.

Provision for Loan Losses

The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses.  PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio.  Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations.  PSB had had no provision for loan losses during the three months ended March 31, 2004 and 2003 respectively. Additionally, PSB had charge-offs against the allowance for loan losses of $64,003 and $40,000 during the three month periods ended March 31, 2004 and 2003, respectively and recoveries against the allowance for loan losses of $54,000 and $150,000 during the three month periods ended March 31, 2004 and 2003, respectively.

Average Balance Sheets and Rate/Yield Analysis

Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities.  The following tables present the average daily balances of assets, liabilities, and shareholders’ equity and the respective interest earned or paid on interest-earning assets and interest-bearing liabilities, as well as average rates for the period indicated:

Three Months Ended March 31,
2004	2003
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in Thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$43,039	$90	0.84%	$120,786	$330	1.09%
Investment securities	54,103	336	2.48	11,528	137	4.75
Mortgage-backed securities	46,896	582	4.96	38,777	598	6.17
Net loans	295,995	5,226	7.06	304,420	6,042	7.94

Total interest-earning assets	440,033	$6,234	5.67%	475,511	$7,107	5.98%

Noninterest-earning assets	40,341	14,926
Total assets	$480,374	$490,437

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$26,602	$33	0.50%	$20,350	$85	1.67%
Money market accounts	68,371	215	1.26	68,672	358	2.09
Savings deposits	91,019	269	1.18	93,191	476	2.04
Certificates	198,442	1,280	2.58	240,093	2,040	3.42

Total deposits	384,434	1,797	0.93	422,306	2,959	2.81
Borrowed money	1,101	6	2.18	1,087	10	3.68

Total interest-bearing liabilities	385,535	1,803	1.87%	423,393	2,969	2.81%

Non-interest-bearing liabilities	46,983	20,485
Total liabilities	432,518	443,878
Retained earnings or shareholders’ equity	47,856	46,559
Total liabilities and retained earnings or shareholders’ equity	$480,374	$490,437

Net interest income	$4,431	$4,138

Interest rate spread	3.80%	3.17%
Net yield on interest-earning assets	4.03%	3.47%
Ratio of interest-earning assets to interest- bearing liabilities	1.14	x	1.12	x

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay.  These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for loan losses.  As adjustments become identified, they are reported in earnings for the period in which they become known.  Management believes that it makes an informed judgment based upon available information.

It is the objective of PSB’s evaluation process to establish the following components of the allowance for loan losses:  a specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses.  Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflect the current risk to PSB.  As a general rule, special mention assets will have a minimum reserve of 3%, substandard assets will have a minimum reserve of 15%, and doubtful assets will have a minimum reserve of 50%.  A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously. The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102. Management reviews the adequacy its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

Non-interest Income

Non-interest income consists of gain on sale of loans, loan fees, service charges, rental income and other income.  Non-interest income increased by $605,000, or 129.27%, to $1,073,000 for the three months ended March 31, 2004, from $468,000 for the three months ended March 31, 2003. The increase for the three month period ended March 31, 2004 was a result of consolidation of Iron Bridge’s income as part of the adoption of Fin 46(R) in the first quarter of 2004.  This is more fully discussed in Note 2 to the consolidated financial statements.

Non-interest Expense

The following table provides a summary of non-interest expense, by category of expense, for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003

Salaries and employment benefits	$2,550	$2,050
Rent and occupancy	575	503
Professional fees	181	276
FDIC insurance	48	18
General insurance	84	63
Advertising	34	38
Data processing fees	107	56
Director fees	69	76
Other operating	1,010	852
Total	$4,658	$3,932

Non-interest expense principally consists of employees’ compensation and benefits, deposit insurance premiums, and premises and occupancy costs.  Non-interest expense increased by 18.46%, from $4.0 million for the three months ended March 31, 2003 to $4.7 million for the three months ended March 31, 2004. The principal reason for the increase in non-interest expense for the three months was a result of consolidation of Iron Bridge’s expenses as part of the adoption of Fin 46(R) in the first quarter of 2004.  This is more fully discussed in Note 2 to the consolidated financial statements.

Provision for Income Taxes

Income tax provisions for the three month period ended March 31, 2004, were $238,000 compared to $205,000 for the same period in 2003.

Liquidity and Interest Rate Sensitivity

The maintenance of adequate liquidity and the mitigation of interest rate risk are integral to the management of PSB’s balance sheet.  Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit.  Interest rate sensitivity focuses on the impact of fluctuating interest rates and the re-pricing characteristics of rate sensitive assets and liabilities on net interest income.

PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk and return.  Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments.  The liquidity position of PSB is also strengthened by a $161 million credit facility with the Federal Home Loan Bank (“FHLB”).  Advances are secured by all FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of March 31, 2004.

Maximizing cash flow over time is crucial to the maintenance of adequate liquidity.  PSB’s total cash flow is a product of its operating activities, investing activities and financing activities.  During the three months ended March 31, 2004, net cash used in operating activities was $332,000, compared to $10.1 million for the same period of 2003.  During the three months ended March 31, 2004, net cash provided by investing activities was $5.1 million, compared to $22.6 million for the same period of 2003.  Financing activities used net cash of $20.0 million during the three months ended March 31, 2004, compared to $7.0 million for the same period of 2003.  The net result of these items was a $24.8 million increase in cash and cash equivalents for the three months ended March 31, 2004, compared to a $19.5 million increase in cash and cash equivalents for the same period of 2003.

Interest rate sensitivity is closely related to liquidity since each is directly affected by the maturity of assets and liabilities.  Rate sensitivity also deals with exposure to fluctuations in interest rates and its effect on net interest income.  The primary function of PSB’s interest rate sensitivity management is to reduce exposure to interest rate risk through an appropriate balance between interest-earning assets and interest-bearing liabilities.  The goal is to minimize fluctuations in the net interest margin of PSB due to general changes in interest rates.

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

Capital Adequacy

PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by banking regulators. PSB’s liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, mortgage-backed securities available-for-sale and Federal Home Loan Bank stock) to short-term borrowings plus deposits. At March 31, 2004, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 4.0%.  PSB’s actual Tier I and total capital ratios at March 31, 2004, were 15.43% and 16.45%, respectively, and PSB’s Tier I leverage ratio was 9.74%. These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.

On March 31, 2004, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well Capitalized Ratios	At March 31, 2004		At December 31, 2003
		PSB	Bank	PSB	Bank

Tier I Capital		$46,667	$38,173	$45,918	$37,394
Tier II Capital		3,079	3,079	3,069	3,069

Total Qualifying Capital		$49,746	$41,252	$48,987	$40,463

Risk Adjusted Total Assets		$302,428	$299,318	$302,032	$300,301

Tier I Risk Based Capital Ratio	6.00%	15.43%	12.75%	15.20%	12.45%
Total Risk Based Capital Ratio	10.00%	16.45%	13.78%	16.22%	13.47%
Leverage Ratio	5.00%	9.74%	8.00%	9.72%	7.94%

Average Assets		479,002	477,016	472,474	470,766

FINANCIAL CONDITION

General

PSB’s total assets increased $19.9 million or 4.22% from $470.3 million at December 31, 2003, to $490.2 million at March 31, 2004. PSB’s assets were funded primarily by increases in deposits, which totaled $435.9 million at the end of the first three months, compared with $416.2 million at year-end 2003, an increase of $19.7 million, or 4.7% in 2004.

At March 31, 2004, PSB’s net loan portfolio totaled $240.0 million compared to $237.4 million at December 31, 2003.

The increase is primarily attributable to an increase in the volume of commercial and consumer loans as indicated in the tables below.

The following tables summarize the loan portfolios of PSB by loan category and amount at March 31, 2004, compared to December 31, 2003, respectively.  From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to third party investors within PSB’s financial reporting periods.  Similarly, student loans are frequently originated and sold within PSB’s financial reporting periods.  Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to PSB’s general classifications (in thousands, except for percentage):

	At March 31, 2004		At December 31, 2003
	Amount	Percent	Amount	Percent	Variance	% Change

Real Estate Loans:
One-to four-family*	$65,297	26.83%	$65,385	27.15%	(88)	-0.13%
Construction loans	15,733	6.46%	18,444	7.66%	(2,711)	-14.70%
Five or more family residence	15,283	6.28%	14,055	5.84%	1,228	8.74%
Nonresidential	99,168	40.75%	97,011	40.29%	2,157	2.22%

Commercial loans	24,213	9.95%	21,854	9.06%	2,359	10.79%
Consumer loans	23,683	9.73%	24,062	10.00%	(379)	-1.58%

Total loans	$243,377	100.00%	$240,811	100.00%	$2,566	1.07%

Less:
Unearned fees and discounts	$344		$359
Undisbursed loan proceeds	—		—
Allowance for loan losses	3,079		3,069

Net Loans	$239,954		$237,383

* Does not include loans held-for-sale

Total investment securities (including mortgage-backed securities) decreased $7.4 million, or 7.17%, to $96.2 million at March 31, 2004, from $103.7 million at December 31, 2003.

Cash and cash equivalents, including interest-earning deposits with banks, increased $24.8 million or 47.33% to $77.2 million at March 31, 2004, from $52.4 million at December 31, 2003.

Total liabilities increased $18.4 million or 4.35% to $441.6 million at March 31, 2004 from $423.2 million at December 31, 2003.  This increase primarily reflects an increase in deposits of approximately $19.8 million, as of March 31, 2004.

We have implemented a disciplined asset and liability management process in the first quarter of 2004 to manage our deposit and loan pricing.  Through this process we have significantly lowered our cost of deposits which has resulted in a 4.03% net interest margin for the first quarter and reduced interest rate risk.  Our strategies have been directed to increase the attractiveness of our core deposit products.  As we continue to execute this strategy it will provide the bank with greater flexibility to react to changes in the interest rate environment

Asset Quality

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

Non-Performing Assets

PSB’s level of non-performing assets decreased $674,000 or 12.09% to $4.9 million at March 31, 2004, from $5.6 million at December 31, 2003.  As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful.  This is normally done when a loan reaches 90 days delinquent.  At this time, all accrued but unpaid interest is reversed.  There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

The following table sets forth non-performing assets as of March 31, 2004 and December 31, 2003:

	At March 31, 2004	At December 31, 2003
	(Dollars in thousands)
Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	4,564	5,203

Total nonperforming loans	4,564	5,203
Real estate owned (REO)	339	374

Total nonperforming assets	$4,903	$5,577

Nonperforming loans to total loans	1.88%	2.16%
Nonperforming assets to total assets	1.00%	1.19%
Allowance for loan losses to total loans	1.27%	1.28%
Allowance for loan losses to non-performing loans	67.46%	58.99%
Allowance for loan losses to non-performing assets	60.80%	55.03%
Net charge-offs as a percentage of total loans	0.02%	0.24%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in PSB’s assessment of its sensitivity to market risk since its presentation in the 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES

PSB’s management conducted an evaluation, under the supervision and with the participation of the PSB’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the PSB’s disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in PSB’s SEC reports. In addition, PSB’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed PSB’s internal controls, and there have been no significant changes in PSB’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities and Use of Proceeds.

None

Item 3.   Defaults upon Senior Securities.

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

(a)

Exhibits.

31.1	Certification of Anthony DiSandro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

(1)	Report on Form 8-K filed on March 11, 2004, reporting PSB’s results of operations and financial condition for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

PSB BANCORP, INC

	By:	/s/Anthony DiSandro
Anthony DiSandro,
President, Chief Executive
Officer, and Director

	By:	/s/John Carrozza
John Carrozza,
Acting Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

May 17, 2004

Exhibit Index.

Exhibit No.	Document

31.1	Certification of Anthony DiSandro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.