Form 10-Q
period 2004-06-30
PSB BANCORP INC
filed 2004-08-16
CIK 1047537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

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

Number of shares outstanding as of August 4, 2004

Common Stock (no par value)	4,536,654
(Title of Class)	(Outstanding Shares)

PSB BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PSB BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF FINANCIAL CONDITION

(In thousands except share data)

	June 30, 2004	Dec 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,223	$3,084
Interest earning deposits with banks	39,331	34,692
Federal funds sold	26,268	14,632

Total cash and cash equivalents	70,822	52,408

Loans held-for-sale	62,618	51,859
Investment securities available-for-sale, at fair value	90,539	102,882
Investment securities held to maturity (fair value $689 and $790)	676	775
Federal Home Loan Bank stock – at cost	1,267	1,021
Federal Reserve Bank stock – at cost	1,116	320

Loans	254,774	240,452
Less allowance for possible loans losses	(2,974)	(3,069)
Net loans	251,800	237,383
Accrued interest receivable	2,005	2,225
Premises and equipment, net	2,690	2,855
Bank-owned life insurance	12,459	12,224
Other assets	6,795	6,378
	23,949	23,682
Total assets	502,787	470,330

Liabilities
Deposits
Non-interest bearing	36,763	32,806
Interest bearing	411,802	383,354

Total deposits	448,565	416,160

Securities sold under agreements to repurchase	1,106	1,099
Advances from borrowers for taxes and insurance	3,066	2,744
Other liabilities	2,177	3,204
	6,349	7,047
Total liabilities	454,914	423,207

Shareholder’s equity
Common stock authorized, 15,000,000 shares no par value, 4,536,654 and 4,530,940 shares issued and outstanding on June 30, 2004 and December 31, 2003, respectively	42,370	42,179
Retained earnings	8,052	6,919
Accumulated other comprehensive income	(886)	(199)
Employee stock ownership plan	(1,233)	(1,369)
Treasury stock, at cost, 72,325 and 75,996 on June 30, 2004 and December 31, 2003, respectively	(430)	(407)

Total shareholders’ equity	47,873	47,123

Total liabilities and shareholders’ equity	$502,787	$470,330

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended June 30,
	2004	2003
	(Unaudited)
Interest income
Loans, including fees	$5,881	$6,114
Investment securities	888	683
Deposits with banks	160	360
Total interest income	6,929	7,157

Interest expense
Interest on deposits	1,937	2,530
Interest on borrowings	5	6
Total interest expense	1,942	2,536

Net interest income	4,987	4,621

Provision for loan losses	0	45

Net interest income after provision for loan losses	4,987	4,576

Non-interest income operating	473	598

Other non-operating income	601	—

Non-interest expenses
Salaries and employee benefits	2,463	2,216
Occupancy and equipment	578	496
Other operating	1,735	1,565
Total non-interest expenses	4,776	4,277

Other non-operating expenses	536	—

Income before income taxes	749	897
Income taxes	225	302

Net income	$524	$595

Net income per common share
Basic:	$0.12	$0.14

Diluted:	$0.10	$0.14

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Six months ended June 30,
	2004	2003
	(Unaudited)
Interest income
Loans, including fees	$11,107	$12,156
Investment securities	1,806	1,418
Deposits with banks	250	690
Total interest income	13,163	14,264

Interest expense
Interest on deposits	3,734	5,489
Interest on borrowings	11	16
Total interest expense	3,745	5,505

Net interest income	9,418	8,759

Provision for loan losses	0	45

Net interest income after provision for loan losses	9,418	8,714

Non-interest income operating	1,013	1,066

Other non-operating income	1,134	—

Non-interest expenses
Salaries and employee benefits	4,629	4,266
Occupancy and equipment	1,143	999
Other operating	3,041	2,944
Total non-interest expenses	8,813	8,209

Other non-operating expense	1,157	—

Income before income taxes	1,595	1,571
Income taxes	463	507

Net income	$1,132	$1,064

Net income per common share

Basic:	$0.26	$0.25

Diluted:	$0.22	$0.25

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to net cash
Net Income	$1,132	$1,064
Adjustments used in operating activities:
Provision for possible loan losses	—	45
Depreciation and amortization	384	441
Amortization of discounts and accretion of premiums on investment securities	72	79
Gain on sale of real estate	(27)	(1)
Proceeds from sale and amortization of loans held for sale	7,719	26,983
Originations of loans held for sale	(18,493)	(31,388)
ESOP expense	301	205

Change in assets and liabilities:
Decrease in accrued interest receivable	220	642
(Increase) in other assets	(137)	(1,481)
(Decrease) in accrued expenses	(1,027)	(2,426)

Net cash used in operating activities	(9,856)	(5,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(9,765)	(35,006)
Proceeds from sale of investment securities	10,000	—
Proceeds from maturities and calls of investment securities	10,614	24,096
Purchase of Federal Home Loan Bank Stock	(1,042)	(351)
Net (increase) decrease in loans	(14,224)	37,397
Proceeds from sale of real estate owned	170	—
Purchase of premises and equipment	(221)	(489)

Net cash (used in) provided by investing activities	(4,468)	25,683

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	32,405	(5,850)
Increase in securities sold under agreements to repurchase	7	17
Change in advances for borrowers’ taxes and insurance	322	(304)
Exercised stock options	27	—
Change in treasury stock	(23)	15
Net cash provided by (used in) financing activities	32,738	(6,152)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,414	13,694

Cash and cash equivalents, beginning of period	52,408	110,269

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,822	$123,963

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Net income	$524	$595	$1,132	$1,064

Other comprehensive income, net of tax:

Accumulated comprehensive loss, investments available for sale	(1,400)	(385)	(687)	(444)

Comprehensive income	$(876)	$210	$445	$620

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1.   Basis of Presentation

This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc.(“PSB”) and its subsidiaries.

PSB’s financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results.  The results of operation for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2004.  You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

The financial information in this quarterly report has been prepared in accordance with PSB’s customary accounting practices; these financial statements have not been audited.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.   Pension Plans

Net periodic defined benefit pension expense for the three months ended June 30, 2004 and 2003 included the following components (in thousands):

	2004	2003
Service cost	$—	$—
Interest cost	16	16
Expected return on plan assets	14	13
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	—	—
Net periodic benefit expense	$3	$4

We currently expect to contribute approximately $0.00 to our pension plan with respect to 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We made contributions of $ 20,865 to the plan in the three month period ended June 30, 2004, for the prior year.

3.   Earnings Per Share (EPS)

PSB has appealed the U.S. District Court for the Eastern District of Pennsylvania’s ruling in favor of the plaintiffs’ motion for summary judgment regarding the validity of 895,240 stock options previously declared void by PSB.  Pending the outcome of the appeal, PSB and the plaintiffs have entered into an agreement whereby shares of PSB common stock have been issued to the plaintiffs at the strike price of the contested options.  However, both the shares of common stock and the proceeds of the exercise of the options have been escrowed pending the outcome of the appeal.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computation.  The computation of dilutive earnings per share now includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management.  These shares are considered to be contingently issuable shares and are required to be included in the calculation of diluted EPS and excluded from the calculation of basic EPS for the three and six month period ended June 30, 2004 as they are currently held in escrow and all or part may be returned pending the outcome of the appeal of the court ruling which rendered the options valid.

	Six months ended June 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$1,132	4,284	$0.26

Effect of dilutive stock options	—	796	(0.04)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,132	5,080	$0.22

There were 2,128 options that were anti-dilutive for the six months ended June 30, 2004.

	Three months ended June 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$524	4,277	$0.12

Effect of dilutive stock options	—	772	(0.02)

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$524	5,049	$0.10

There were no options that were anti-dilutive for the three months ended June 30, 2004.

	Six months ended June 30, 2003
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$1,064	4,223	$0.25

Effect of dilutive stock options	—	83	—

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$1,064	4,306	$0.25

No options were anti-dilutive at June 30, 2003.

	Three months ended June 30, 2003
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$595	4,216	$0.14

Effect of dilutive stock options	—	83	—

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$595	4,299	$0.14

No options were anti-dilutive at June 30, 2003.

4.   Stock-Based Compensation

For the three and six months ended June 30, 2004, there were 1,020,000 stock options granted.  The fair value of each option granted during this period was $2.27 and was estimated on the date of grant using the Black Scholes pricing model with the following assumptions:  no dividend yield, expected volatility 27.00%, a risk-free interest rate of 3.30% and an expected life of 3.00 years.

Had compensation costs for the first six months been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share, basic and diluted, would have been as reduced to the pro forma amounts indicated below for the three and six month periods ended June 30, 2004:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands except per share data)	2004	2003	2004	2003

Net Income as Reported	$524	$595	$1,132	$1,064
Less: Stock-Based Compensation Costs	(2,334)	(16)	(2,350)	(32)
Pro forma Net (Loss) Income	(1,810)	579	(1,218)	1,032
Earnings Per Share Basic:
As Reported	$0.12	$0.14	$0.26	0.25
Pro forma	$(0.42)	$0.14	$(0.28)	0.25
Earnings Per Share Diluted:
As Reported	$0.10	$0.14	$0.22	0.25
Pro forma	$(0.41)	$0.14	$(0.27)	0.25

5.   Regulatory Matters

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

6.   New Accounting Pronouncements

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

The Company adopted FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In general, a variable interest entity (VIE) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain VIEs to be consolidated by the primary beneficiary if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we had no VIEs that were created after January 31, 2003. In December 2003, the FASB issued FIN 46(R) with respect to VIEs created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ended after March 15, 2004, with the exception of special purpose entities (SPEs). The Company currently has no SPEs. The Company adopted the provisions under the revised interpretation in the first quarter 2004 which required the Company to consolidate its investment in Iron Bridge Holdings, Inc. (Iron Bridge). Prior to FIN 46 and 46(R), the Company accounted for its investment in Iron Bridge under the equity method of accounting. This investment in Iron Bridge is more fully discussed in note 7 to the consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment and Amendment of FASB Statements No. 123 and APB No. 95, that addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of stock options.  Under the proposed Statement, share-based payment transactions would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes of the financial statements.  The proposed Statements would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees.  The Company is currently evaluating this proposed statement and its effects on its results of operations.

In November 2003, the Emerging Issues Tax Force (“EITF”) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1).  The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation’s 2003 Form 10-K.  In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124.  EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss.  The Corporation is in the process of determining the impact that this EITF will have on its financial statements.

7.   Variable Interest Entities

In January 29, 1999, the Company purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, (the “Preferred Stock”) of McGuire Performance Solutions, Inc. (“MPS”).  PSB purchased the shares for $.78125 per share for a total cost of $1,250,000.  In 2000, MPS changed its name to Iron Bridge Holdings, Inc. (“Iron Bridge”) and formed two new subsidiaries, one adopting the MPS name and the other, Avanti Capital, Inc, a registered investment advisory company.  During the year ended December 31, 2001, and 2000, the Company purchased an additional 375,000 shares and 500,000 shares, respectively, of the Preferred Stock for $1.00 per share for a total cost $875,000.  On December 27, 2002, the founding shareholders of Iron Bridge purchased from PSB 304,350 shares of preferred stock for $0.88 per share, which was the average cost per share paid by PSB for these shares.  PSB sold these shares to reduce its holdings in Iron Bridge so they would not be required to consolidate Iron Bridge under current accounting literature.  The Company owns 87.7% of the Preferred Stock, which represents a 49.9% fully diluted ownership interest in Iron Bridge.  The Iron Bridge subsidiary, MPS, is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

In the first quarter of 2004 the Company adopted FASB interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”).  In applying FIN 46(R), it was determined that the Company, as the largest shareholder and virtually Iron Bridge’s only financial resource, would absorb a majority of Iron Bridge’s expected losses.  Therefore, it was the Company’s conclusion that in accordance with FIN 46(R), Iron Bridge is a variable interest entity and thus the Company was required to consolidate Iron Bridge during the first quarter of 2004.

The consolidation of Iron Bridge as of June 30, 2004, resulted in the Company recording goodwill of $1,405,957 and minority interest of $154,691.  The Company accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  The Company tests for impairment based on the goodwill maintained at each defined reporting unit.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair value of the reporting unit exceeds its then book value, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less, an expense may be required on the Company’s books to write down the related goodwill to the proper carrying value.  As of June 30, 2004, the Company completed its transitional testing, which determined that no impairment write-off was necessary.  No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

8.   Reclassifications

Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Item 2.  Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

PSB’s results of operations depend primarily on the Bank’s net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities.  The Bank’s interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings.  The Bank’s net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary, employee benefits, occupancy costs, and charges relating to non-performing and other classified assets.

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

Critial Accounting Policies, Judgments and Estimates

Allowance for Credit Losses

PSB uses the reserve method of accounting for loan losses.  The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries, and losses.  Increases to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans.  In addition, the regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  The regulators may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Performance Overview

PSB’s net income for the second quarter of 2004 was $524,000 or $0.10 on a diluted per share basis, compared to net income of $595,000 or $0.14 per diluted share for the second quarter of 2003.  The decrease in net income for the second quarter of 2004 is primarily a result of a significant increase in non-interest expense associated with the consolidation of Iron Bridge Holdings, a variable interest entity.  See Note 7 to PSB’s financial statements.

Net interest margin increased by 40 basis points from 3.81% for the three months ended June 30, 2004 to 4.19% for the same period in 2003.  The Bank successfully deployed its excess liquidity into higher yielding assets, increasing the yield on these funds without, in management’s opinion, incurring excessive interest or credit risk.

Net Income

PSB’s net income totaled $524,000 and $595,000 for the three months ended June 30, 2004 and 2003, respectively.  PSB’s basic and diluted earnings per share for the three months ended June 30, 2004 were $0.12 and $0.10 respectively, compared to $0.14 and $0.14 per share for the three months ended June 30, 2003.

PSB’s net income for the six months ended June 30, 2004, totaled $1.1 million matching the $1.1 million for the same period in 2003.  PSB’s basic and diluted earnings per share for the six months ended June 30, 2004 were $0.26 and $0.22 respectively, compared to $0.25 and $0.25 for the basic and diluted earnings for the six months ended June 30, 2003.

Net Interest Income and Average Balances

Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position.  Net interest income for the second quarter of 2004 was $5.0 million compared to $4.6 million, for the second quarter of 2003 representing an 8.70% increase.  Net interest income for the six month period ended June 30, 2004 was $9.4 million compared to $8.8 million for the same period in 2003, or a 6.82% increase.  This increase is primarily attributable to an overall lower cost of funds that increased the interest rate spread for the period.

Overall, average total interest-earning assets provided a yield of 5.82% for the three months ended June 30, 2004, compared to 5.90% for the same period in 2003.  Average total loans were $308.3 million for the three months ended June 30, 2004, and provided a yield of 7.63% for the period, compared to average total loans of $292.3 million for the three months ended June 30, 2003, which provided a yield of 8.37% for the period.

Average total interest-bearing liabilities decreased from $422.8 million to $415.0 million or 1.84% for the three months ended June 30, 2004 compared to the three-month period ended June 30, 2003.  The average rate on total interest-bearing liabilities decreased 53 basis points from 2.40% for the three months ended June 30, 2003 to 1.87% for the three months ended June 30, 2004.  The decrease in interest-bearing liabilities resulted from decreases in money market, savings account deposits, and certificates of deposit.  The decrease in the overall rate paid on interest-bearing liabilities was due to PSB’s ability to decrease the rate paid on all of its interest-bearing liabilities because of a management decision to reduce its interest-bearing deposits until more attractive opportunities to deploy these deposits become available to the Bank.

Overall, average total interest-earning assets provided a yield of 5.75% for the six months ended June 30, 2004, compared to 5.94% for the same period in 2003.  Average total loans of $302.1 million for the six months ended June 30, 2004, provided a yield of 7.35%, compared to average total loans of $298.4 million for the six months ended June 30, 2003, that provided a yield of 8.15%.  The increase in average total loans was primarily due to an increase in multi-family residential mortgage loans, nonresidential mortgage loans and commercial loans.

Average total interest-bearing liabilities decreased from $423.1 million to $400.3 million or 5.70% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The primary reason for the change in total interest-bearing liabilities was a decrease in money market, savings deposits, and certificates of deposit.  The average rate on interest-bearing liabilities for the six month period ending June 30, 2004, decreased 73 basis points from 2.60% for the six months ended June 30, 2003, to 1.87% for the six months ended June 30, 2004.

Provision for Loan Losses

The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses.  PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio.  Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations.  PSB made no provision for loan losses during the six months ended June 30, 2004 and made a provision of $45,000 for the six months ended June 30, 2003. Additionally, PSB had charge-offs against the allowance for loan losses of $192,000 and $322,000 and recoveries of $98,000 and $84,000 during the six month periods ended June 30, 2004 and 2003, respectively.

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

Three Months Ended June 30,
2004	2003
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$67,608	$160	0.95%	$141,118	$360	1.02%
Investment securities	49,003	416	3.40	19,308	184	3.81
Mortgage-backed securities	51,447	472	3.67	32,315	499	6.18
Loans	308,271	5,881	7.63	292,283	6,114	8.37
Total interest-earning assets	476,329	$6,929	5.82%	485,024	$7,157	5.90%
Noninterest-earning assets	20,240	10,367
Total assets	$496,569	$495,391

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$26,313	$34	0.52%	$23,043	$44	0.76%
Money market accounts	71,114	201	1.13	76,049	274	1.44
Savings deposits	92,840	247	1.06	95,317	341	1.43
Certificates	223,649	1,455	2.60	227,279	1,871	3.29
Total deposits	413,916	1,937	1.87%	421,688	2,530	2.40
Borrowed money	1,105	5	1.81	1,091	6	2.20
Total interest-bearing liabilities	415,021	$1,942	1.87%	422,779	$2,536	2.40%
Non-interest-bearing liabilities	33,316	25,765
Total liabilities	448,337	448,544
Shareholders’ equity	48,232	46,847

Total liabilities and shareholders’ equity	$496,569	$495,391
Net interest income	$4,987	$4,621
Interest rate spread	3.95%	3.50%
Net yield on interest-earning assets	4.19%	3.81%

Ratio of interest-earning assets to interest-bearing liabilities	1.15	x	1.15	x

Six Months Ended June 30,
2004	2003
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$55,324	$250	0.90%	$130,952	$690	1.05%
Investment securities	51,553	752	2.92	15,418	321	4.16
Mortgage-backed securities	49,172	1,054	4.29	35,546	1,097	6.17
Loans	302,133	11,107	7.35	298,351	12,156	8.15
Total interest-earning assets	458,182	$13,163	5.75%	480,267	$14,264	5.94%
Noninterest-earning assets	29,663	9,700
Total assets	$487,845	$489,967

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$26,458	$67	0.51%	$21,696	$127	1.17%
Money market accounts	69,743	416	1.19	72,360	614	1.70
Savings deposits	91,930	516	1.12	94,254	827	1.75
Certificates	211,045	2,735	2.59	233,686	3,921	3.36
Total deposits	399,176	3,734	1.87	421,996	5,489	2.60
Borrowed money	1,103	11	1.99	1,089	16	2.94
Total interest-bearing liabilities	400,279	$3,745	1.87%	423,085	$5,505	2.60%
Non-interest-bearing liabilities	39,704	20,184
Total liabilities	439,983	443,269
Shareholders’ equity	47,862	46,698

Total liabilities and shareholders’ equity	$487,845	$489,967
Net interest income	$9,418	$8,759
Interest rate spread	3.87%	3.34%
Net yield on interest-earning assets	4.11%	3.65%
Ratio of interest-earning assets to interest-bearing liabilities	1.14	x	1.14	x

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

It is the objective of PSB’s evaluation process to establish the following components of the allowance for loan losses:  a specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses.  Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflect the current risk to PSB.  A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.  The methodology used to calculate the provision is consistent with the guidance provided in SAB No. 102.  Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

The Company accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”  This standard requires that a creditor measure impairment based on the present value of expected future cash flow discounted at the loan’s effective interest rate, except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Non-interest Income

Non-Interest income consists of service charges, rental income, other income and gain on the sale of loans, and a result of the consolidation of Iron Bridge’s income as part of the adoption of FIN 46(R).  Non-Interest income portion for the Bank decreased $125,000, or 20.90%, to $473,000 for the three months ended June 30, 2004, from $598,000 for the same period in the prior year.  It decreased by $53,000, or 4.97%, to 1.0 million for the six month ending June 30, 2004 from 1.1 million in the prior comparative period.  The amount of non-operating income listed separately on the Consolidated Statements of Income for the three and six months periods ended June 30, 2004 was $601,000 and $1.1 million resulting from an accounting change that required that PSB consolidate the financial results of Iron Bridge as part of the adoption of FIN 46(R).  The investment in Iron Bridge is more fully described in Note 7 to the Consolidated Financial Statements.

Non-interest Expense

Non-interest expense for the Bank increased $449,000, or 11.66%, to $4.8 million for the three months ended June 30, 2004, from $4.3 million for the same period in the prior year.  It increased by $604,000, or 7.35%, to $8.8 million for the six months ending June 30, 2004 from $8.2 million in the prior comparative period.  The principal reason for the increase in non-interest expense in both the three and six month comparative periods was an increase in salaries and employee benefits.  The amount of non-operating expense listed separately on the Consolidated Statements of Income for the three and six month periods ended June 30, 2004 was $536,000 and $1.1 million resulting from an accounting change that required that PSB consolidate the financial results of Iron Bridge as part of the adoption of FIN 46(R).  The investment in Iron Bridge is more fully described in Note 7 to the Consolidated Financial Statements.

The following table provides a summary of non-interest expense, by category of expense, for the six months ended June 30, 2004, and 2003:

	Six months ended June 30,
	2004	2003
	(In thousands)

Salaries and employment benefits	$4,629	$4,266
Rent and occupancy expense	1,143	999
Professional fees	422	585
FDIC insurance expense	120	36
General insurance	153	108
Advertising	153	87
Data processing fees	106	125
Director fees	137	151
Other operating expense	1,950	1,852
Other non-operating expense	1,157	—
Total	$9,970	$8,209

Provision for Income Taxes

Income tax provisions for the three and six month periods ended June 30, 2004 were $225,000 and $463,000, respectively, compared to $302,000 and $507,000, respectively, for the same periods in 2003.

Liquidity

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

PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return.  Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments.  The liquidity position of PSB is also strengthened by a $183 million credit facility with the Federal Home Loan Bank (“FHLB”).  Advances are secured by FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of June 30, 2004.

Maximizing cash flow over time is crucial to the maintenance of adequate liquidity.  PSB’s total cash flow is a product of its operating activities, investing activities and financing activities.  During the six months ended June 30, 2004, net cash used in operating activities was $9.9 million, compared to net cash used in operating activities of $5.8 million for the same period of 2003.  During the six months ended June 30, 2004, net cash used in investing activities was $4.5 million, compared to net cash provided by investing activities of $25.7 million for the same period of 2003.  Financing activities provided net cash of $32.7 million during the six months ended June 30, 2004, compared to $6.2 million in net cash used in financing activities for the same period of 2003.  The net result of these items was a $18.4 million increase in cash and cash equivalents for the six months ended June 30, 2004, compared to a $13.7 million increase in cash and cash equivalents for the same period of 2003.

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

Capital Adequacy

PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators.  At June 30, 2004, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%.  PSB’s actual Tier I and total capital ratios at June 30, 2004, were 14.88% and 15.81%, respectively, and PSB’s Tier I leverage ratio was 9.55%.  These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.

On June 30, 2004, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well Capitalized	At June 30, 2004		At December 31, 2003
	Ratios	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital		$47,304	$38,804	$45,918	$37,394
Tier II Capital		2,974	2,974	3,069	`3,069
Total Qualifying Capital		$50,278	$41,778	$48,987	$40,463

Risk Adjusted Total Assets		$317,919	$314,982	$302,032	$300,301

Tier I Risk Based Capital Ratio	6.00%	14.88%	12.32%	15.20%	12.45%
Total Risk Based Capital Ratio	10.00%	15.81%	13.26%	16.22%	13.47%
Leverage Ratio	5.00%	9.55%	7.87%	9.72%	7.94%

Average Assets		$495,146	$493,081	$472,474	$470,766

FINANCIAL CONDITION

General

PSB’s total assets increased $32.5 million from $470.3 at December 31, 2003, to $502.8 million, as of June 30, 2004 an increase of 6.9%.  Net loans outstanding grew by $14.4 million or 6.1% and accounted for the majority of the asset growth during the first half of 2004.  The increase in loans was funded by an increase in deposits.  Total deposits equaled $448.6 million, an increase of $32.4 million or 7.8% during the first half of 2004.

At June 30, 2004, PSB’s net loan portfolio totaled $251.8 million compared to $237.4 million at December 31, 2003.  The increased business development efforts as part of the banks overall strategic plan, coupled with quality, consistent underwriting, competitive pricing and fees led to an increase in the volume of five or more family residential mortgage loans, non-residential mortgage loans and commercial loans as indicated in the tables below.

The following tables summarize the loan portfolio of PSB by loan category and amount at June 30, 2004, compared to December 31, 2003, respectively.  From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to third party investors within PSB’s financial reporting periods.  Similarly, student loans are frequently originated and sold within PSB’s financial reporting periods.  Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At June 30,		At December 31,
	2004		2003
	Amount	Percent	Amount	Percent	Variance	% Change
Real Estate Loans(1):
One-to-four family(2)	$62,421	24.47%	$65,385	27.15%	$(2,964)	-4.53%
Construction loans	15,117	5.93%	18,444	7.66%	(3,327)	-18.04%
Five or more family residential	17,295	6.78%	14,055	5.84%	3,240	23.05%
Nonresidential	110,526	43.33%	97,011	40.29%	13,515	13.93%

Commercial loans	26,248	10.29%	21,854	9.08%	4,394	20.11%
Consumer loans	23,489	9.20%	24,062	9.99%	(573)	-2.38%
Total loans	$255,096	100.00%	$240,811	100.00%	$14,285	5.93%

Less:
Unearned fees and discounts	$322		$359
Undisbursed loan proceeds	—		—
Allowance for loan losses	2,974		3,069
Net Loans	$251,800		$237,383

(1)           Real Estate Loans represent loans secured by real estate

(2)           Does not include loans held for sale

Total loans with:
Fixed rates	$168,538	66.07%	$157,235	65.29%
Adjustable rate	86,558	33.93%	83,576	34.71%
Total loans	$255,096	100.00%	$240,811	100.00%

Total investment securities decreased $12.4 million, or 12.0%, to $91.2 million at June 30, 2004, from $103.7 million at December 31, 2003.

Cash and cash equivalents, including interest-earning deposits with banks, increased $18.4 million or 35.1% to $70.8 million at June 30, 2004, from $52.4 million at December 31, 2001.

Total liabilities increased $31.7 million or 7.7% to $454.9 million at June 30, 2004 from $423.2 million at December 31, 2003.  This increase primarily reflects an increase in time deposits as of June 30, 2004.

The Bank implemented a disciplined asset and liability management process to manage our deposit and loan pricing.  Through this process we have significantly lowered our cost of deposits and reduced interest rate risk.  Our strategies have been directed to increasing the attractiveness of our core deposit products.  As we continue to execute this strategy it will provide the Bank with greater flexibility to react to changes in the interest rate environment

Asset Quality

Non-Performing Assets

PSB’s level of non-performing assets decreased $746,000 or 13.4% to $4.84 million at June 30, 2004, from $5.6 million at December 31, 2003.  As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful.  This is normally done when a loan reaches 90 days delinquent.  At this time, all accrued but unpaid interest is reversed.  There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

The following table sets forth non-performing assets as of June 30, 2004 and December 31, 2003:

	At June 30,	At December 31,
	2004	2003
	(Dollars in thousands)

Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	4,600	5,203

Total nonperforming loans	4,600	5,203
Real estate owned (REO)	231	374
Total nonperforming assets	$4,831	$5,577

Nonperforming loans to total loans	1.81%	2.16%

Nonperforming assets to total assets	0.96%	1.19%

Allowance for loan losses to total loans	1.21%	1.28%

Allowance for loan losses to nonperforming loans	64.65%	58.99%

Allowance for loan losses to nonperforming assets	61.56%	55.03%

Net charge-offs as a percentage of total loans	0.08%	0.32%

Note:      Total loans includes loans held for sale

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in PSB’s assessment of its sensitivity to market risk since its presentation in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4.  Controls And Procedures

PSB’s management conducted an evaluation, under the supervision and with the participation of PSB’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PSB’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in PSB’s SEC reports.  In addition, PSB’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed PSB’s internal controls, and there have been no significant changes in PSB’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

PSB has appealed the U.S. District Court for the Eastern District of Pennsylvania’s ruling in favor of the plaintiffs’ motion for summary judgment regarding the validity of 895,240 stock options previously declared void by PSB.  Pending the outcome of the appeal, PSB and the plaintiffs have entered into an agreement whereby shares of PSB common stock have been issued to the plaintiffs at the strike price of the contested options.  However, both the shares of common stock and the proceeds of the exercise of the options have been escrowed pending the outcome of the appeal.

Item 2.           Changes in Securities and Use of Proceeds.

None

Item 3.           Defaults upon Senior Securities.

Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on May 7, 2004.

The following proposals were adopted by the margins indicated:

1. To elect two Class II directors to hold office for three years from the date of election and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Vincent J. Fumo	3,884,833	1,008,579
James E. Kenney	3,900,271	498,109

2. To adopt an amendment to the articles of incorporation to eliminate the separate classes of directors with staggered terms of office.

For	876,537
Against	2,023,511
Abstain/Broker non-vote	1,481,747

Item 5.           Other Information.

None

Item 6.           Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	31.1	Certification of Anthony DiSandro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of John Carrozza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(1)	Current Report on Form 8-K, dated April 2, 2004, reporting events related to a legal proceeding involving PSB.

	(2)	Current Report on Form 8-K, dated May 12, 2004, reporting PSB’s earnings for the three month period ended March 31, 2004

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

August 16, 2004

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Anthony DiSandro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.