Form 10-Q
period 2004-09-30
PSB BANCORP INC
filed 2004-11-15
CIK 1047537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or

☐              Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                      .

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐     No  ☒

Number of shares outstanding as of November 10, 2004

Common Stock (no par value)	4,883,038
(Title of Class)	(Outstanding Shares)

PSB BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PSB BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF FINANCIAL CONDITION

(In thousands except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,056	$3,084
Interest-earning deposits with banks	57,703	34,692
Federal funds sold	26,583	14,632
Total cash and cash equivalents	89,342	52,408

Loans held-for-sale	75,936	51,859
Investment securities available-for-sale, at fair value	88,839	102,882
Investment securities held to maturity (fair value $1,752 and $790)	1,732	775
Federal Home Loan Bank stock – at cost	1,280	1,021
Federal Reserve Bank stock – at cost	1,139	320

Loans	266,195	240,452
Less allowance for possible loans losses	(3,031)	(3,069)
Net loans	263,164	237,383
Accrued interest receivable	2,115	2,225
Premises and equipment, net	2,597	2,855
Bank-owned life insurance	12,579	12,224
Other assets	5,456	6,378
	22,747	23,682
Total assets	$544,179	470,330

Liabilities
Deposits
Non-interest bearing	38,871	32,806
Interest bearing	448,527	383,354

Total deposits	487,398	416,160

Securities sold under agreements to repurchase	1,109	1,099
Advances from borrowers for taxes and insurance	2,252	2,744
Other liabilities	2,108	3,204
	5,469	7,047
Total liabilities	492,867	423,207

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 4,883,038 and 4,530,940 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively	44,817	42,179
Retained earnings	8,232	6,919
Accumulated other comprehensive loss	(144)	(199)
Employee stock ownership plan	(1,163)	(1,369)
Treasury stock, at cost, 78,187 and 75,996 on September 30, 2004 and December 31, 2003, respectively	(430)	(407)

Total shareholders’ equity	51,312	47,123

Total liabilities and shareholders’ equity	$544,179	$470,330

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended September 30,
	2004	2003
	(Unaudited)
Interest income
Loans, including fees	$5,666	$5,551
Investment securities	811	905
Deposits with banks	265	189
Total interest income	6,742	6,644

Interest expense
Interest on deposits	2,286	2,123
Interest on borrowings	6	6
Total interest expense	2,292	2,129

Net interest income	4,450	4,515

Provision for loan losses	90	0

Net interest income after provision for loan losses	4,360	4,515

Non-interest operating income	490	483

Other non-operating income	507	—

Non-interest expenses
Salaries and employee benefits	2,564	2,401
Occupancy and equipment	608	544
Other operating	1,326	1,385
Total non-interest expenses	4,498	4,330

Other non-operating expenses	465	—

Income before income taxes	394	668
Income taxes	134	221

Net income	$260	$447

Net income per common share
Basic:	$0.06	$0.11

Diluted:	$0.05	$0.10

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Interest income
Loans, including fees	$16,773	$17,706
Investment securities	2,617	2,327
Deposits with banks	515	879
Total interest income	19,905	20,908

Interest expense
Interest on deposits	6,020	7,612
Interest on borrowings	17	22
Total interest expense	6,037	7,634

Net interest income	13,868	13,274

Provision for loan losses	90	45

Net interest income after provision for loan losses	13,778	13,229

Non-interest income operating	1,503	1,549

Other non-operating income	1,641	—

Non-interest expenses
Salaries and employee benefits	7,193	6,667
Occupancy and equipment	1,751	1,543
Other operating	4,367	4,329
Total non-interest expenses	13,311	12,539

Other non-operating expense	1,622	—

Income before income taxes	1,989	2,239
Income taxes	676	728

Net income	$1,313	$1,511

Net income per common share

Basic:	$0.30	$0.36

Diluted:	$0.26	$0.35

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to net cash
Net income	$1,313	$1,511
Adjustments used in operating activities:
Provision for loan losses	90	45
Depreciation and amortization	614	658
Amortization of discounts and accretion of premiums on investment securities	104	(174)
Gain on sale of real estate	(10)	24
Proceeds from sale and amortization of loans held for sale	8,766	28,410
Originations of loans held for sale	(32,843)	(55,225)
ESOP expense	460	315
Change in assets and liabilities:
Decrease in accrued interest receivable	110	548
Increase in other assets	(148)	(1,275)
Decrease in accrued expenses	(1,096)	(2,272)

Net cash used in operating activities	(22,640)	(27,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(10,845)	(85,304)
Proceeds from sale of investment securities	10,000	—
Proceeds from maturities and calls of investment securities	14,133	41,402
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	(1,078)	(400)
Net (increase) decrease in loans	(25,567)	56,744
Proceeds from sale of real estate owned	170	92
Purchase of premises and equipment	(356)	(686)

Net cash (used in) provided by investing activities	(13,543)	11,848

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	71,238	(16,417)
Increase in securities sold under agreements to repurchase	10	21
Change in advances for borrowers’ taxes and insurance	(492)	(1,104)
Exercised stock options	2,384	—
Change in treasury stock	(23)	(15)
Net cash provided by (used in) financing activities	73,117	(17,515)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,934	(33,102)

Cash and cash equivalents, beginning of period	52,408	110,269

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,342	$77,167

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income	$260	$447	$1,313	$1,511

Other comprehensive income, net of tax:

Accumulated comprehensive income (loss), investments available for sale	742	(1,014)	55	(1,458)

Comprehensive income (loss)	$1,002	$(567)	$1,368	$53

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

2.              Pension Plans

Supplemental Executive Retirement Plan

In the third quarter of 2004 First Penn Bank established a nonqualified, noncontributory Supplemental Executive Retirement Plan (the “Executive Plan”) for certain executives that provide for payments upon retirement, death or disability.  The annual benefit is based on annual salary and bonuses (as defined in the Executive Plan) plus interest.  Expense related to the Executive Plan included in the consolidated statements of income is approximately $142,500 for the three month period ended September 30, 2004.

Net periodic defined benefit pension expense for the three months ended September 30, 2004 included the following components (in thousands):

2004
Service cost	$140,000
Interest cost	2,500
Expected return on plan assets	0
Amortization of prior service cost	0
Amortization of unrecognized net actuarial loss	0
Net periodic benefit expense	$142,500

We currently expect to contribute approximately $142,500 to the Executive Plan with respect to 2004. We made contributions of $0 to the plan in the three month period ended September 30, 2004.

Net periodic defined benefit pension expense for the three months ended September 30, 2004 and 2003 included the following components (in thousands):

	2004	2003
Service cost	$—	$—
Interest cost	16	16
Expected return on plan assets	14	13
Amortization of prior service cost	—	—
Amortization of unrecognized net actuarial loss	—	—
Net periodic benefit expense	$3	$4

We currently expect to contribute approximately $20,865 to our pension plan with respect to 2004. We are currently evaluating the impact of the Pension Funding Equity Act enacted in April 2004 on our projected funding. We made contributions of $0 to the plan in the three month period ended September 30, 2004.

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

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computation.  The computation of dilutive earnings per share now includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management.  These shares are considered to be contingently issuable shares and are required to be included in the calculation of diluted EPS and excluded from the calculation of basic EPS for the three and nine month period ended September 30, 2004, because they currently are held in escrow and all or part may be returned pending the outcome of the appeal of the court ruling which rendered the options valid.

	Nine months ended September 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$1,313	4,444	$0.30

Effect of dilutive stock options	—	689	(0.04)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$1,313	5,133	$0.26

There were 2,128 options that were anti-dilutive for the nine months ended September 30, 2004.

	Three months ended September 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$260	4,437	$0.06

Effect of dilutive stock options	—	728	(0.01)

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$260	5,165	$0.05

There were no options that were anti-dilutive for the three months ended September 30, 2004.

	Nine months ended September 30, 2003
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$1,511	4,238	$0.36

Effect of dilutive stock options	—	84	(0.01)

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$1,511	4,322	$0.35

No options were anti-dilutive at September 30, 2003.

	Three months ended September 30, 2003
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$447	4,230	$0.11

Effect of dilutive stock options	—	92	(0.01)

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$447	4,322	$0.10

No options were anti-dilutive at September 30, 2003.

4.              Stock-Based Compensation

In the second quarter of 2004, PSB awarded a total of 200,000 restricted shares of common stock to executives of PSB pursuant to the provisions of PSB’s stock incentive plans.   Shares awarded are earned at a rate of twenty percent (20%) of the aggregate number of shares covered by the share award at the end of each full 12 month period following the date of the grant.  However, upon a Change of Control (as defined in the stock incentive plan), all awards vest immediately.  Expense related to the stock awards included in the consolidated statements of income is $116,000 for the three month period ended September 30, 2004.

During the nine months ended September 30, 2004, there  were 1,020,000 stock options granted.  The fair value of each option granted during this period was $2.27.  The fair value was estimated on the date of grant using the Black Scholes pricing model with the following assumptions:  no dividend yield, expected volatility 27.00%, a risk-free interest rate of 3.30% and an expected life of 3.00 years.

Had compensation costs for the first nine months been determined based on the fair value of the options at the grant dates consistent with the method SFAS No. 123 “Accounting for Stock-Based Compensation,” PSB’s net income and earnings per share, basic and diluted, would have been as reduced to the pro forma amounts indicated below for the three and nine month periods ended September 30, 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands except per share data)	2004	2003	2004	2003

Net income as reported	$260	$447	$1,313	$1,511
Less: stock-based compensation costs	(16)	(24)	(2,334)	(40)
Pro forma net (loss) income	244	423	(1,021)	1,471
Earnings Per Share Basic:
As reported	$0.06	$0.11	$0.29	0.36
Pro forma	$0.05	$0.11	($0.23)	0.35
Earnings Per Share Diluted:
As Reported	$0.05	$0.10	$0.25	0.35
Pro forma	$0.05	$0.10	($0.20)	0.34

5.              Regulatory Matters

After several regulatory examinations, effective August 16, 2004, the Memorandum of Understanding entered into on April 14, 2003, between PSB and the Federal Reserve Bank of Philadelphia was terminated.

6.              New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1).  The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in PSB’s 2003 Form 10-K.  In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a).  EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-

than-temporary impairment under paragraph 16 of EITF 03-1.  In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1).  FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue’s three-step approach for determining whether an investment is other-than-temporarily impaired.  However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a,  Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. PSB is currently evaluating this proposed statement and its effects on its results of operations.

7.              Variable Interest Entities

In January 29, 1999, PSB purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, (the “Preferred Stock”) of McGuire Performance Solutions, Inc. (“MPS”).  PSB purchased the shares for $.78125 per share for a total cost of $1,250,000.  In 2000, MPS changed its name to Iron Bridge Holdings, Inc. (“Iron Bridge”) and formed two new subsidiaries, one adopting the MPS name and the other, Avanti Capital, Inc, a registered investment advisory company.  During the year ended December 31, 2001, and 2000, PSB purchased an additional 375,000 shares and 500,000 shares, respectively, of the Preferred Stock for $1.00 per share for a total cost $875,000.  On December 27, 2002, the founding shareholders of Iron Bridge purchased from PSB 304,350 shares of preferred stock for $0.88 per share, which was the average cost per share paid by PSB for these shares.  PSB currently owns 87.7% of the Preferred Stock, which represents a 49.9% fully diluted ownership interest in Iron Bridge.  The Iron Bridge subsidiary, MPS, is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

In the first quarter of 2004 PSB adopted FASB interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”).  In applying FIN 46(R), it was determined that PSB, as the largest shareholder and virtually Iron Bridge’s only financial resource, would absorb a majority of Iron Bridge’s expected losses.  Therefore, it was PSB’s conclusion that in accordance with FIN 46(R), Iron Bridge is a variable interest entity and thus PSB was required to consolidate the financial results of Iron Bridge during the first quarter of 2004.

The consolidation of Iron Bridge resulted in PSB recording goodwill of $1,424,957 and minority interest of $168,320.  PSB accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  PSB tests for impairment based on the goodwill maintained at each defined reporting unit.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair value of the reporting unit exceeds its then book value, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less, an expense may be required on PSB’s books to write down the related goodwill to the proper carrying value.  As of September 30, 2004, PSB completed its transitional testing, and determined that no impairment write-off was necessary.  No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

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

While management considers the allowance for loan losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans.  In addition, the regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  The banking regulators may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Performance Overview

PSB’s net income for the third quarter of 2004 was $260,000 or $0.05 on a diluted per share basis, compared to net income of $477,000 or $0.10 per diluted share for the third quarter of 2003.  The decrease in net income for the third quarter of 2004 compared to the third quarter of 2003 is due to increases in salaries and employee benefits, occupancy and equipment expense, and an increase in PSB’s provision for loan losses.

PSB’s net interest margin decreased by 47 basis points from 3.97% for the three months ended September 30, 2004 to 3.50% for the same period in 2003.

Net Income

PSB’s net income totaled $260,000 and $447,000 for the three months ended September 30, 2004 and 2003, respectively.  PSB’s basic and diluted earnings per share for the three months ended September 30, 2004, were $0.06 and $0.05 respectively, compared to $0.11 and $0.10 per share for the three months ended September 30, 2003.

PSB’s net income for the nine months ended September 30, 2004, totaled $1.3 million compared to $1.5 million for the same period in 2003.  PSB’s basic and diluted earnings per share for the nine months ended September 30, 2004 were $0.30 and $0.26 respectively, compared to $0.36 and $0.35 for the basic and diluted earnings for the nine months ended September 30, 2003.

Net Interest Income and Average Balances

Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position.  Net interest income for the third quarter of 2004 was $4.5 million, unchanged from the third quarter of 2003.  Net interest income for the nine month period ended September 30, 2004, was $13.9 million compared to $13.3 million for the same period in 2003, or a 4.51% increase.  This increase is primarily attributable to an overall lower cost of funds that increased the interest rate spread for the period.

Overall, average total interest-earning assets provided a yield of 5.30% for the three months ended September 30, 2004, compared to 5.84% for the same period in 2003.  Average total loans were $331.9 million for the three months ended September 30, 2004, and provided a yield of 6.83% for the period, compared to average total loans of $276.4 million for the three months ended September 30, 2003, which provided a yield of 8.03% for the period.

Average total interest-bearing liabilities increased from $401.3 million to $451.1 million or 12.41% for the three months ended September 30, 2004 compared to the three-month period ended September 30, 2003.  The average rate on total interest-bearing liabilities decreased 9 basis points from 2.12% for the three months ended September 30, 2003 to 2.03% for the three months ended September 30, 2004.  The increase in interest-bearing liabilities resulted from increases in certificates of deposit and NOW checking accounts.  The decrease in the overall rate paid on interest-bearing liabilities was due to PSB’s ability to decrease the rate paid on all of its interest-bearing liabilities.

Overall, average total interest-earning assets provided a yield of 5.59% for the nine months ended September 30, 2004, compared to 6.01% for the same period in 2003.  Average total loans of $312.1 million for the nine months ended September 30, 2004, provided a yield of 7.17%, compared to average total loans of $291.0 million for the nine months ended September 30, 2003, that provided a yield of 8.11%.  The increase in average total loans was primarily due to an increase in multi-family residential mortgage loans, nonresidential mortgage loans and commercial loans.

Average total interest-bearing liabilities increased from $416.4 million to $419.7 million or 0.79% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The primary reason for the change in total interest-bearing liabilities was a increase in certificates of deposit and NOW checking accounts.  The average rate on interest-bearing liabilities for the nine month period ending September 30, 2004, decreased 52 basis points from 2.44% for the nine months ended September 30, 2003, to 1.92% for the nine months ended September 30, 2004.

Provision for Loan Losses

The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses.   PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio.   Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations.  PSB made a provision of $90,000 for loan losses during the nine months ended September 30, 2004 and made a provision of $45,000 for the nine months ended September 30, 2003. Additionally,  PSB had charge-offs against the allowance for loan losses of $304,000 and $574,000 and recoveries of $176,000 and $130,000 during the nine month periods ended September 30, 2004 and 2003, respectively.

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

Three Months Ended September 30,
2004	2003
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$82,933	$265	1.28%	$87,342	$189	0.87%
Investment securities	50,826	400	3.15	61,339	460	3.00
Mortgage-backed securities	43,089	411	3.82	29,957	445	5.94
Loans	331,904	5,666	6.83	276,379	5,550	8.03
Total interest-earning assets	508,752	$6,742	5.30%	455,017	$6,644	5.84%
Noninterest-earning assets	27,877	28,160
Total assets	$536,629	$483,177

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$27,293	$32	0.47%	$22,737	$34	0.60%
Money market accounts	67,823	195	1.15	73,099	169	0.92
Savings deposits	90,014	242	1.08	93,803	328	1.40
Certificates	264,855	1,817	2.74	210,584	1,592	3.02
Total deposits	449,985	2,286	1.02%	400,223	2,123	2.12
Borrowed money	1,108	6	2.17	1,095	6	2.19
Total interest-bearing liabilities	451,093	$2,292	2.03%	401,318	$2,129	2.12%
Non-interest-bearing liabilities	35,972	34,947
Total liabilities	487,065	436,265
Shareholders’ equity	49,564	46,912

Total liabilities and shareholders’ equity	$536,629	$483,177
Net interest income	$4,450	$4,515
Interest rate spread	3.27%	3.72%
Net yield on interest-earning assets	3.50%	3.97%

Ratio of interest-earning assets to interest-bearing liabilities	1.15	x	1.15	x

Nine Months Ended September 30,
2004	2003
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$64,527	$515	1.06%	$108,455	$879	1.08%
Investment securities	51,311	1,106	2.87	30,725	781	3.39
Mortgage-backed securities	47,144	1,511	4.27	33,683	1,542	6.10
Loans	312,056	16,773	7.17	291,027	17,706	8.11
Total interest-earning assets	475,038	$19,905	5.59%	463,890	$20,908	6.01%
Noninterest-earning assets	25,095	25,778
Total assets	$500,133	$489,668

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$26,7636	$99	0.49%	$22,043	$161	0.97%
Money market accounts	69,103	611	1.18	71,367	783	1.46
Savings deposits	91,291	758	1.11	93,749	1,155	1.64
Certificates	231,502	4,552	2.62	228,121	5,513	3.22
Total deposits	418,632	6,020	1.92	415,280	7,612	2.44
Borrowed money	1,105	17	2.05	1,090	22	2.69
Total interest-bearing liabilities	419,737	$6,037	1.92%	416,370	$7,634	2.44%
Non-interest-bearing liabilities	31,845	26,575
Total liabilities	451,582	442,945
Shareholders’ equity	48,551	46,723

Total liabilities and shareholders’ equity	$500,133	$489,668
Net interest income	$13,868	$13,274
Interest rate spread	3.67%	3.56%
Net yield on interest-earning assets	3.89%	3.82%
Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.11	x

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

PSB accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.”  This standard requires that a creditor measure impairment based on the present value of expected future cash flow discounted at the loan’s effective interest rate, except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Non-interest Income

Non-interest income consists of service charges, rental income, other income and gain on the sale of loans.  Non-interest income for the Bank increased $7,000 or 1.45% to $490,000 for the three months ended September 30, 2004, from $483,000 for the same period in the prior year.  It decreased by $46,000, or 6.25%, to $1.5 million for the nine month ending September 30, 2004 from $1.6 million in the prior comparative period.  The amount of other non-operating income listed separately on the Consolidated Statements of Income for the three and nine months periods ended September 30, 2004 was $507,000 and $1.6 million resulting from an accounting change that required that PSB consolidate the financial results of Iron Bridge as part of the adoption of FIN 46(R).  The investment in Iron Bridge is more fully described in Note 7 to the Consolidated Financial Statements.

Non-interest Expense

Non-interest expense for the Bank increased $168,000 or 4.65%, to $4.5 million for the three months ended September 30, 2004, from $4.3 million for the same period in the prior year.  Non-interest expense increased by $772,000, or 6.40%, to $13.3 million for the nine months ending September 30, 2004 from $12.5 million in the prior comparative period.  The primary reasons for the increase in non-interest expense in both the three and nine month comparative periods were increases in salaries and employee benefits and occupancy and equipment expense.

The amount of other non-operating expense listed separately on the Consolidated Statements of Income for the three and nine month periods ended September 30, 2004 was $465,000 and $1.6 million resulting from an accounting change that required that PSB consolidate the financial results of Iron Bridge as part of the adoption of FIN 46(R).  The investment in Iron Bridge is more fully described in Note 7 to the Consolidated Financial Statements.

The following table provides a summary of non-interest expense, by category of expense, for the nine months ended September 30, 2004, and 2003:

	Nine months ended September 30,
	2004	2003
	(In thousands)

Salaries and employment benefits	$7,193	$6,667
Rent and occupancy expense	1,751	1,543
Professional fees	635	779
FDIC insurance expense	149	125
General insurance	220	178
Advertising	218	126
Data processing fees	134	240
Director fees	184	205
Other operating expense	2,827	2,676
Other non-operating expense	1,622	—
Total	$14,933	$12,539

Provision for Income Taxes

Income tax provisions for the three and nine month periods ended September 30, 2004 were $134,000 and $676,000, respectively, compared to $221,000 and $728,000, respectively, for the same periods in 2003.

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

PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return.  Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments.  The liquidity position of PSB is also strengthened by a $186 million credit facility with the Federal Home Loan Bank (“FHLB”).  Advances are secured by FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of September 30, 2004.

Maximizing cash flow over time is crucial to the maintenance of adequate liquidity.  PSB’s total cash flow is a product of its operating activities, investing activities and financing activities.  During the nine months ended September 30, 2004, net cash used in operating activities was $22.6 million, compared to net cash used in operating activities of $27.3 million for the same period of 2003.  During the nine months ended September 30, 2004, net cash used in investing activities was $13.5 million, compared to net cash provided by investing activities of $11.7 million for the same period of 2003.  Financing activities provided net cash of $73.1 million during the nine months ended September 30, 2004, compared to $17.5 million in net cash used in financing activities for the same period of 2003.  The net result of these items was a $36.9 million increase in cash and cash equivalents for the nine months ended September 30, 2004, compared to a $33.1 million decrease in cash and cash equivalents for the same period of 2003.

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

Capital Adequacy

PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators.  At September 30, 2004, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%.  PSB’s actual Tier I and total capital ratios at September 30, 2004, were 14.86% and 15.75%, respectively, and PSB’s Tier I leverage ratio was 9.37%.  These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.

On September 30, 2004, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well Capitalized	At September 30, 2004		At December 31, 2003
	Ratios	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital		$50,149	$39,173	$45,918	$37,394
Tier II Capital		3,031	3,031	3,069	`3,069
Total Qualifying Capital		$53,180	$42,204	$48,987	$40,463

Risk Adjusted Total Assets		$337,590	$334,597	$302,032	$300,301

Tier I Risk Based Capital Ratio	6.00%	14.86%	11.71%	15.20%	12.45%
Total Risk Based Capital Ratio	10.00%	15.75%	12.61%	16.22%	13.47%
Leverage Ratio	5.00%	9.37%	7.53%	9.72%	7.94%

Average Assets		$535,203	$520,139	$472,474	$470,766

FINANCIAL CONDITION

General

PSB’s total assets increased $73.8 million from $470.3 at December 31, 2003, to $544.2 million, as of September 30, 2004 an increase of 15.7%.  Net loans outstanding grew by $25.8 million or 10.86%, and cash and cash equivalents grew by 70.47% to $89.3 million during the nine months of 2004.  The increase in loans was funded by an increase in deposits.  Total deposits equaled $487.4 million, an increase of $71.2 million or 17.11% during 2004.

At September 30, 2004, PSB’s net loan portfolio totaled $263.2 million compared to $237.4 million at December 31, 2003.  The increased business development efforts as part of the banks overall strategic plan, coupled with quality, consistent underwriting, competitive pricing and fees led to an increase in the volume of five or more family residential mortgage loans, non-residential mortgage loans and commercial loans as indicated in the tables below.

The following tables summarize the loan portfolio of PSB by loan category and amount at September 30, 2004, compared to December 31, 2003, respectively.  From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to third party investors within PSB’s financial reporting periods.  Similarly, student loans are frequently originated and sold within PSB’s financial reporting periods.  Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At September 30, 2004		At December 31, 2003
	Amount	Percent	Amount	Percent	Variance	% Change
Real Estate Loans(1):
One-to-four family(2)	$64,630	24.27%	$65,385	27.15%	$(755)	-1.15%
Construction loans	10,387	3.90%	18,444	7.66%	(8,057)	-43.68%
Five or more family residential	18,424	6.92%	14,055	5.84%	4,369	31.09%
Nonresidential	118,638	44.55%	97,011	40.29%	21,627	22.29%

Commercial loans	29,336	11.02%	21,854	9.08%	7,482	34.24%
Consumer loans	24,866	9.34%	24,062	9.99%	804	3.34%
Total loans	$266,281	100.00%	$240,811	100.00%	$25,470	10.58%

Less:
Unearned fees and discounts	$86	$359
Allowance for loan losses	3,037	3,069
Net Loans	$263.164	$237,383

(1)               Real Estate Loans represent loans secured by real estate

(2)               Does not include loans held for sale

Total loans with:
Fixed rates	$166,487	62.52%	$157,235	65.29%
Adjustable rate	99,794	37.48%	83,576	34.71%
Total loans	$266,281	100.00%	$240,811	100.00%

Total investment securities decreased $13.1 million, or 12.62%, to $90.6 million at September 30, 2004, from $103.7 million at December 31, 2003.

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

Non-Performing Assets

PSB’s level of non-performing assets increased $1.2 million or 21.42% to $6.8 million at September 30, 2004, from $5.6 million at December 31, 2003.  As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful.  This is normally done when a loan reaches 90 days delinquent.  At this time, all accrued but unpaid interest is reversed.  There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

The following table sets forth non-performing assets as of September 30, 2004 and December 31, 2003:

	At September 30, 2004	At December 31, 2003
	(Dollars in thousands)

Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	6,566	5,203

Total nonperforming loans	6,566	5,203
Real estate owned (REO)	214	374
Total nonperforming assets	$6,780	$5,577

Nonperforming loans to total loans	2.47%	2.16%

Nonperforming assets to total assets	1.25%	1.19%

Allowance for loan losses to total loans	1.14%	1.28%

Allowance for loan losses to nonperforming loans	46.16%	58.99%

Allowance for loan losses to nonperforming assets	44.71%	55.03%

Net charge-offs as a percentage of total loans	0.05%	0.32%

Note:  Total loans includes loans held for sale

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in PSB’s assessment of its sensitivity to market risk since its presentation in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4.  Controls And Procedures

PSB’s management conducted an evaluation, under the supervision and with the participation of PSB’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PSB’s disclosure controls and procedures as of September30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in PSB’s SEC reports.  In addition, PSB’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed PSB’s internal controls, and there have been no significant changes in PSB’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.           Defaults upon Senior Securities.

Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

None

Item 5.           Other Information.

None

Item 6.           Exhibits.

(a)  Exhibits.

10.1*	Supplemental Executive Retirement Plan Agreement between PSB Bancorp, Inc. and Vincent J. Fumo

10.2*	Supplemental Executive Retirement Plan Agreement between PSB Bancorp, Inc. and Anthony DiSandro

31.1	Certification of Anthony DiSandro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Denotes Management Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

PSB BANCORP, INC.

	By:	/s/Anthony DiSandro
Anthony DiSandro,
President, Chief Executive Officer, and Director

	By:	/s/John Carrozza
John Carrozza,
Acting Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

November 15, 2004

EXHIBIT INDEX

Exhibit No.	Document
10.1*	Supplemental Executive Retirement Plan Agreement between PSB Bancorp, Inc. and Vincent J. Fumo

10.2*	Supplemental Executive Retirement Plan Agreement between PSB Bancorp, Inc. and Anthony DiSandro

31.1	Certification of Anthony DiSandro pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes Management Compensation Plan