Form 10-K
period 2004-12-31
PSB BANCORP INC
filed 2005-03-31
CIK 1047537

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2004,
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

        Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        As of December 31, 2004 the aggregate market value of the 3,609,307 shares of voting and non-voting common equity of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $36,381,814.00. This figure is based on the last known sales price, prior to July 1, 2004, reported to the Registrant of $10.08 per share for Common Stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Documents incorporated by reference: None

PSB BANCORP, INC.

FORM 10-K

For the Year Ended December 31, 2004

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

        PSB Bancorp, Inc. ("PSB") was organized as a Pennsylvania business corporation on October 3, 1997, for the purpose of becoming a holding company for First Penn Bank (the "Bank"). PSB is subject to regulation by the Federal Reserve Bank of Philadelphia, and its principal business is the ownership of First Penn Bank. At December 31, 2004, PSB had total assets of $533.1 million, total deposits of $475.3 million and shareholders' equity of $52.2 million.

        On October 12, 1999, PSB completed its acquisition of First Bank of Philadelphia. In connection with the acquisition, each outstanding share of First Bank of Philadelphia was exchanged for .857 shares of PSB common stock ("Common Stock"). In addition, options to acquire 1,612,500 shares of First Bank of Philadelphia were converted into options to acquire 1,381,912 shares of Common Stock. Subsequent to the conversion of the options, 1,371,200 of the original First Bank of Philadelphia options were deemed by PSB to be invalid and were voided. The purported option holders are contesting this determination. See "Legal Proceedings."

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

        The Bank operates 12 full-service offices, eight of the offices are located in Philadelphia, Pennsylvania, one office is located in each of Montgomery County, Bucks County, Delaware County, and Chester County, Pennsylvania. The Bank plans to open a new branch office in the Chinatown section of Philadelphia, Pennsylvania in 2005.

        The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank's market area and investing the deposits in loans secured by commercial real estate loans, commercial business loans, construction loans, residential mortgage loans, student loans, and mortgage-backed securities. The Bank's deposits are insured by the Savings Association Insurance Fund of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the 1995 mutual holding company reorganization or in connection with the acquisition of IGA. Deposits accepted by the Bank after the mutual holding company reorganization or as a result of the acquisition of First Bank of Philadelphia are insured by the FDIC's Bank Insurance Fund.

        Historically, the Bank focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences for retention in the Bank's portfolio. As part of a strategy to diversify its loan portfolio, achieve a higher net interest margin, and reduce interest rate risk, the Bank has increased its origination of commercial real estate loans, commercial business loans, construction loans, multifamily real estate loans, consumer loans, and student loans. The Bank is continuing to pursue its strategy of increasing its loan concentration in commercial lending.

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

        Through the Bank's subsidiary, Transnational Mortgage Company, the Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination, sale,

and servicing of first mortgage loans secured by one- to four-family homes. Such loans are sold either as individual loans or as participation certificates issued or guaranteed by FNMA. Loans may be sold either on a servicing retained or servicing released basis.

        First Penn Bank's principal sources of funds are deposits and the principal and interest payments on loans, investment securities, and mortgage-backed securities. The Bank has available credit with the Federal Home Loan Bank of Pittsburgh ("FHLB"). At December 31, 2004, the Bank had no advances outstanding with the FHLB. The Bank's principal source of income is interest received from loans, investment securities and mortgage-backed securities. The Bank's principal expenses are the interest paid on deposits and borrowings and the cost of employee compensation and benefits.

BUSINESS STRATEGY

        PSB's strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner. Generally, PSB seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated commercial real estate loans, commercial business loans, construction loans, residential first mortgage loans, student loans, mortgage-backed securities, and other liquid investment securities. PSB's business strategy incorporates the following elements: (1) increasing deposits by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its lending operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey, and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing primarily the origination of commercial real estate, construction, commercial business loans, and consumer loans that generally bear higher interest rates and have shorter terms than residential mortgage loans.

        On March 10, 2005, PSB issued a press release announcing the engagement of Griffin Financial Group LLC, an investment banking firm, to evaluate PSB's strategic alternatives, including but not limited to a possible sale of PSB.

SUBSIDIARIES

        PSB has three subsidiaries: First Penn Bank, Jade Abstract Company, and Jade Insurance Company. Jade Abstract Company is engaged in the business of issuing title insurance for residential and commercial real estate properties. Jade Insurance Company is an inactive corporation that was formed by Jade to act as an insurance agency. First Penn Bank owns four subsidiaries as follows: Transnational Mortgage Company is engaged in a mortgage banking business, PSA Service Corp. conducts real estate appraisals, processes credit applications and provides other services in connection with the origination of loans, PSA Financial Corp. primarily originated business loans. First Penn Bank Revocable Trust is the owner and beneficiary of bank owned life insurance policies purchased by the trust on a select group of employees.

PERSONNEL

        As of December 31, 2004, PSB and the Bank had 150 full-time and equivalent part-time employees. The Bank is not a party to any collective bargaining agreements.

COMPETITION

        In the Philadelphia metropolitan market area, the banking business is highly competitive. The Bank competes with local commercial banks as well as numerous regional commercial banks that have assets, capital, and lending limits significantly larger than those of the Bank. The Bank also competes with thrift institutions, savings institutions, credit unions, issuers of commercial paper and other securities, and other non-depository institutions. The Bank seeks to be competitive with respect to interest rates paid and charged, and for service charges on customer accounts. Among the additional advantages many of the Bank's competitors have over the Bank in addition to larger asset and capital bases, are the ability to finance wide-ranging advertising campaigns and to allocate their deposits and other funding to the geographic regions offering highest yield and demand. Many international banking services are indirectly offered by the Bank's competitors through correspondent relationships. By virtue of their greater capital base, most competitors have a substantially higher lending limit than the Bank. Although the Bank is at some disadvantage when competing with larger banks, the Bank believes that its philosophy of providing high-quality service to small and mid-size customers offsets much of the bigger banks' advantages and provides a growth opportunity for the Bank.

REGULATION OF FIRST PENN BANK

        As a state-chartered bank, the Bank is subject to regulation, supervision, and regulatory examination by the Pennsylvania Department of Banking (the "Department") and is subject to the applicable provisions of the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"). The Bank is a member of the Federal Reserve System and is subject to regulation, supervision, reporting requirements, and regulatory examinations by the Federal Reserve Board. In addition, the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to a maximum of $100,000 per insured account holder. Some aspects of the lending and deposit business that are regulated by the Federal Reserve Board and the FDIC include personal lending, commercial lending, mortgage lending, reserve requirements against certain deposit and loan accounts and the maintenance of the requisite capital to asset ratios. The Bank is also subject to numerous federal, state, and local laws and regulations that set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms, and discrimination in credit transactions. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to changes in federal and state legislation and regulation that may negatively affect the cost of doing business.

        In December of 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA provided increased funding for the FDIC Bank Insurance Fund ("BIF") and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include risk-based capital measures, a leverage ratio, and certain other factors. A bank is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. At December 31, 2004, First Penn Bank was "well-capitalized" under these regulations.

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

SARBANES-OXLEY ACT OF 2002

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The stated goals of this sweeping legislation are to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including PSB, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act"). The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to PSB's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. The legislation also required the national securities exchanges and Nasdaq to adopt rules relating to certain matters, including the independence of members of a company's audit committee as a condition to listing or continued listing. Section 404 of the Sarbanes-Oxley Act requires companies to assess its internal controls and requires the independent auditor to issue a report with respect to such internal controls. PSB must be compliant with this section of the Sarbanes-Oxley Act by December 31, 2006. Although PSB cannot quantify the cost of compliance at this time, PSB expects such costs to be minimal.

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

ITEM 2.    PROPERTIES

        As of December 31, 2004, the Bank conducted its business through an executive/ administrative office and 12 full-service branch offices. The aggregate net book value of the Bank's office premises and equipment was $2.5 million as of December 31, 2004. Seven of the branches are owned and five are leased. The Bank is leasing its center city Philadelphia, Pennsylvania full-service office and executive office for a term of 11 years, its 1632 Walnut Street, Philadelphia, Pennsylvania office for ten years, its Media, Pennsylvania office for a term of four years, its Chesterbrook, Pennsylvania office for a term of one year, and its 23rd Street, Philadelphia, Pennsylvania office, on a month to month basis.

ITEM 3.    LEGAL PROCEEDINGS

        In the fourth quarter of 2001, PSB declared 1,371,200 options previously issued by First Bank of Philadelphia to be void because PSB believes, among other reasons, that these options were unlawfully and improperly granted.

        On March 6, 2002, certain of the purported option holders brought an action in United States District Court for the Eastern District of Pennsylvania (the "Court") to have the voided options declared valid and enforceable, or, alternatively, seeking aggregate damages of not less than $4.3 million.

        On April 1, 2004, the Court granted the plaintiffs' motion for summary judgment in an action in which the plaintiffs sought to have certain stock options, previously voided by PSB Bancorp, Inc., to be declared enforceable. On April 5, 2004, PSB appealed the court's decision to the United States Court of Appeals for the Third Circuit (the "Appeals Court"). Pending the outcome of the appeal, PSB agreed to allow the purported option holders to exercise the options with the resulting shares and exercise consideration being placed in escrow. Subsequently, on February 15, 2005, the Appeals Court upheld the grant of summary judgment for the plaintiffs. On February 28, 2005, PSB filed a motion for rehearing with the Appeals Court in which PSB avers that, based on recently discovered information, the court lacks jurisdiction because at least one of the plaintiffs is a Pennsylvania resident and therefore diversity of citizenship is absent.

RECENT DEVELOPMENTS

        On June 17, 2004 and September 7, 2004, the purported holders of the additional 475,960 voided options not subject to the initial suit filed separate actions in the Court to have the voided options declared valid and enforceable. These actions only effect 475,960 of the 1,371,200 options previously declared void by PSB. PSB has filed a motion to dismiss both actions for lack of jurisdiction arising from a lack of diversity.

        On December 28, 2004, PSB received a shareholder demand letter (the "Demand Letter") from Mr. David C. Berger, Esq., of Robinson Brog Leinwand Greene Genovese & Cluck P.C., counsel for the purported holders of the voided options ("Option Counsel"), and counsel for Wellington Limited Partnership, a purported shareholder of PSB, requesting that the board of directors prosecute certain actions or take certain corrective measures. A shareholder derivative action is an action brought by a shareholder in the name of the corporation to recover alleged damages incurred by the corporation as a result of the actions of its directors, officers or third parties. Under Pennsylvania law, initially a committee of independent directors must determine whether to proceed with any action. On January 20, 2005, the board of directors of PSB appointed a special committee composed of three independent directors. The independent directors appointed to the special committee are Dennis Wesley, James W. Eastwood, and James Kenney. The special committee was charged with (i) investigating the allegations in the Demand Letter, (ii) preparing and presenting a report to the full board of directors of the results of their investigation, and (iii) making a recommendation to the full board of directors as to whether or not to proceed with a shareholder derivative action. The special committee has engaged separate legal counsel to assist it in the preparation of its report. If any action is recommended by the special committee, any recovery would be for the benefit of PSB. Option Counsel was informed of the formation of the special committee.

        On March 17, 2005, prior to the conclusion of the formal review by the special committee, Option Counsel brought a shareholder derivative action on behalf of two of the purported option holders in the Court against the members of PSB's board of directors for breach of fiduciary duty and self dealing relating to the purported fraudulent solicitation of shareholder approval of PSB's 2001 Stock Incentive Plan (the "SIP"). This is one of the items contained in the Demand Letter. Plaintiffs are seeking a judgment declaring the SIP null and void and an injunction preventing the issuance or exercise of any additional options under the SIP. This matter will also be reviewed by the special committee formed in response to the Demand Letter. PSB unequivocally denies the allegations and intends to vigorously defend the action. However, there can be no assurance regarding the eventual outcome of this litigation.

        Periodically, there have been various claims and lawsuits involving PSB, such as claims to enforce liens, condemnation proceedings on properties in which PSB holds security interests, claims involving the making and servicing of real property loans, and other issues incident to PSB's business. At this time, there are no such claims or proceedings that are material to the operations of PSB.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

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

	2004 Bid Prices		2003 Bid Prices
					Cash Dividend Declared
	High	Low	High	Low
First Quarter	10.59	9.70	7.50	6.62	—
Second Quarter	10.25	9.71	7.85	6.82	—
Third Quarter	16.19	10.55	8.30	7.20	—
Fourth Quarter	15.19	13.15	10.74	8.36	—

        As of March 30, 2005, PSB's Common Stock was held by approximately 458 holders of record.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of the Financial Condition and Results of Operations" of PSB and the financial statements of PSB included elsewhere herein (Dollars in thousands, except for per share data.)

	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Total assets	$533,077	$470,330	$496,780	$467,644	$254,819
Cash and cash equivalents	54,650	52,408	110,269	54,756	17,906
Loans receivable, net	352,985	237,383	288,630	297,180	145,856
Loans held-for-sale	3,792	51,859	18,855	17,142	9,080
Investment securities available for sale	94,112	102,882	49,730	69,934	68,435
Investment securities held to maturity	1,533	775	6,468	2,310	4,910
Deposits	475,280	416,160	442,224	404,560	202,936
Shareholders' equity	52,157	47,123	46,167	41,415	35,982
Book value per share	$10.83	$10.39	$9.81	$9.13	$8.79
SUMMARY STATEMENT OF OPERATIONS
Interest income	$27,989	$28,327	$31,698	$26,928	$21,139
Interest expense	8,481	9,575	13,252	14,011	10,624

Net interest income	19,508	18,752	18,446	12,917	10,515
Provision for loan losses	235	45	1,437	270	100

Net interest income after provision for loan losses	19,273	18,707	17,009	12,647	10,415
Non-interest income	2,070	2,168	3,081	1,554	586
Non-interest expense	18,282	17,846	17,052	10,240	8,225
Loss on investment in Iron Bridge Holdings, Inc.	—	—	32	154	101
Loss on investment in ZipFinancial.com, Inc.	—	—	—	—	2,500

Income before income taxes	3,061	3,029	3,006	3,807	175
Income tax provision	1,038	1,024	1,189	755	10

Income before cumulative effect of accounting change	2,023	2,005	1,817	3,502	165
Cumulative effect of accounting change	—	—	1,329	—	—

Net effect of consolidation of Ironbridge Holdings, Inc.	47	—	—	—	—

Net income	$2,070	$2,005	$3,146	$3,052	$165

PER SHARE DATA
Income before cumulative effect of accounting change basic	$0.47	$0.47	$0.43	$0.73	$0.04

Income before cumulative effect of accounting change—diluted	$0.40	$0.46	$0.42	$0.72	$0.04

Cumulative effect of accounting change—basic	$—	$—	$0.32	$—	$—

Cumulative effect of accounting change—diluted	$—	$—	$0.32	$—	$—

Net income—basic	$0.47	$0.47	$0.75	$0.73	$0.04

Net income—diluted	$0.40	$0.46	$0.74	$0.72	$0.04

PERFORMANCE DATA
Return on average assets	0.43%	0.41%	0.65%	0.73%	0.06%
Return on average equity	4.42%	4.28%	7.07%	7.75%	0.45%
Equity to assets	9.78%	9.66%	9.14%	9.36%	14.04%
Interest rate spread	3.78%	3.83%	3.80%	2.80%	3.17%

ASSET QUALITY DATA
Non-performing loans to total loans	1.02%	2.16%	1.53%	1.37%	2.10%
Non-performing assets to total assets	0.76%	1.19%	0.98%	1.00%	1.63%
Allowance for loan losses to total loans	0.90%	1.28%	1.23%	0.95%	0.91%
Allowance for loan losses to non-performing loans	86.90%	58.99%	80.42%	69.52%	43.59%
Allowance for loan losses to non-performing assets	77.85%	55.03%	74.11%	61.37%	32.58%
Net charge-offs as a percentage of total loans	0.04%	0.24%	0.24%	0.21%	—
Loans past due 90 days or more as to interest or principal and accruing interest	—	—	—	—	—
Non-accrual loans	$3,633	$5,203	$4,480	$4,130	$3,095

Total non-performing loans	3,633	5,203	4,480	4,130	3,095
Real estate owned (REO)	422	374	382	548	1,046

Total non-performing assets	$4,055	$5,577	$4,862	$4,678	$4,141

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates.

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

        Income Taxes—Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Based upon the review of all components of the deferred tax assets and liabilities, future taxable income of PSB and regulatory guidelines, management has determined that no allowance is deemed necessary at December 31, 2004. However, circumstances could arise that would require management to revisit the need for such an allowance.

PERFORMANCE OVERVIEW

        PSB's net income for 2004 was $2.1 million or $0.40 on a diluted per share basis, compared to $2.0 million or $0.46 on a diluted per share basis for 2003, and $3.1 million or $0.74 per diluted share for 2002 after the cumulative effect of an accounting change (net income of $1.8 million or $0.42 per diluted share prior to the cumulative effect of an accounting change).

        Upon adoption of SFAS No. 142, on January 1, 2002, after the revaluation of certain deferred assets relating to the acquisition of Jade, PSB recognized a cumulative effect of an accounting change of $1.3 million which represented the remaining unamortized portion of negative goodwill related to the Jade acquisition.

NET INTEREST INCOME AND AVERAGE BALANCES

  Comparison of Results of Operations in 2004 and 2003

        Net interest income is the key component of the Bank's profitability and is managed in coordination with the Bank's interest rate sensitivity position. Net interest income in 2004 of $19.5 million was $756,000 or 4.03% higher than net interest income in 2003 of $18.8 million.

        The Bank's net interest margin, net interest income divided by total average interest-earning assets, decreased six basis points to 4.02% in 2004 from 4.08% in 2003.

        The Bank's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities, decreased five basis points for 2004 to 3.78% from 3.83% in 2003. During the twelve month period of 2004, the Bank experienced an overall decrease on the yield of its interest-earning assets of 39 basis points. In 2004, the rate paid by the Bank on its interest-bearing liabilities decreased 34 basis points from 2.33% in 2003 to 1.99%. This is generally reflective of movements in market rates. Toward the end of 2004, the Federal Reserve began to increase short-term rates but to date long-term rates have not increased proportionately. This may cause further margin compression over time.

        Average investments (including mortgage-backed securities) and interest-earning deposits with banks decreased $8.7 million or 5.11% at December 31, 2004, to $161.5 million compared to $170.2 million at December 31, 2003. The decrease in 2004 in interest-earning deposits with banks is largely due to an increase in loan demand.

        At December 31, 2004, the Bank's average loans were $323.5 million representing 66.70% of total interest-earning assets and provided a yield of 7.36% compared to average loans of $289.7 million for 2003 which represented 63.0% of interest-earning assets and provided a yield of 8.28%. The Bank experienced improved commercial, consumer and mortgage loan demand in 2004, leading to higher originations.

        At December 31, 2004, total average interest-bearing liabilities increased $15.4 million or 3.75% to $426.4 million compared to $411.0 million at December 31, 2003. Total interest expense decreased $1.1 million at December 31, 2004, to $8.5 million as compared to total interest expense of $9.6 million at December 31, 2003. The increase in the Bank's total average interest-bearing liabilities was caused by a decision by the Bank to increase deposits to enable the Bank to meet increased loan demand. The Bank's cost of funds over the last two years was 1.99% in 2004 and 2.33% in 2003.

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

Year Ended December 31,
2004	2003	2002
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$65,664	$812	1.24%	$94,454	$990	1.05%	$65,414	$1,102	1.68%
Investment securities(1)	50,583	1,442	2.85%	39,127	1,270	3.25%	13,226	795	6.01%
Mortgage-backed securities	45,296	1,928	4.26%	36,620	2,082	5.69%	54,725	3,437	6.28%
Net loans(2)	323,523	23,807	7.36%	289,690	23,985	8.28%	319,508	26,364	8.25%

Total interest-earning assets	485,066	$27,989	5.77%	$459,891	$28,327	6.16%	$452,873	$31,698	7.00%
Noninterest-earning assets	32,519	24,736	33,690

Total assets	$517,585	$484,627	$486,563

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$25,946	$132	0.51%	$22,680	$191	0.84%	$14,359	$226	1.57%
Money market accounts	67,759	720	1.06%	72,356	1,083	1.50%	62,386	1,609	2.58%
Savings deposits	90,592	1,097	1.21%	93,453	1,345	1.44%	95,849	1,847	1.93%
Certificates	240,968	6,509	2.70%	221,377	6,929	3.13%	228,003	9,245	4.05%

Total deposits	425,265	8,458	1.99%	$409,866	$9,548	2.33%	$400,597	$12,927	3.23%
Borrowed money	1,106	23	2.08%	1,092	27	2.47%	13,436	325	2.42%

Total interest-bearing liabilities	426,371	8,481	1.99%	$410,958	$9,575	2.33%	$414,033	$13,252	3.20%
Noninterest-bearing liabilities	41,245	26,843	28,046

Total liabilities	467,616	437,801	442,079
Retained earnings and shareholders' equity	49,969	46,826	44,484

Total liabilities and retained earnings and shareholders' equity	$517,585	$484,627	$486,563

Net interest income	$19,508	$18,752	$18,446
Interest rate spread	3.78%	3.83%	3.80%
Net yield on interest-earning assets	4.02%	4.08%	4.07%
Ratio of interest-earning assets to interest-bearing liabilities	1.14	x	1.12	x	1.09	x

*
includes loans held for sale

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

	2004 versus 2003			2003 versus 2002
	Increase (decrease)			Increase (decrease)
	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest Income:
Interest bearing deposits with banks	$(361)	$180	$(181)	$300	$(412)	$(112)
Investment securities	327	(156)	171	840	(365)	475
Mortgage-backed securities	370	(523)	(153)	(1,032)	(323)	(1,355)
Loans	2,490	(2,665)	(175)	(2,475)	96	(2,379)

Total interest income	2,826	(3,164)	(338)	(2,367)	(1,004)	(3,371)
Interest Expense:
Now checking accounts	17	(75)	(58)	70	(105)	(35)
Money market accounts	(49)	(318)	(367)	149	(675)	(526)
Savings accounts	(35)	(215)	(250)	(34)	(468)	(502)
Certificates of deposit	529	(952)	(423)	(218)	(2,098)	(2,316)
Borrowings	0	4	4	(305)	7	(298)

Total interest expense	462	(1,556)	(1,094)	(338)	(3,339)	(3,677)
Net change in net interest income	$2,364	$(1,608)	$756	$(2,029)	$2,335	$306

PROVISION FOR LOAN LOSSES

        The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The Bank determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management's evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower's ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. The Bank allocated $235,000, $45,000, and $1.4 million as additions to the allowance for loan loss and had charge-offs against the allowance of $362,000, $762,000, and $856,000 for the years ended December 31, 2004, 2003, and 2002, respectively. For 2004, management determined that, based on relatively stable economic conditions and a review of the specific factors affecting the allowance, the addition to the provision was deemed adequate.

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

NON-INTEREST INCOME

        The following table provides a summary of non-interest income, by category of income, for the three years ended December 31, 2004, 2003, and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Service fees on deposit accounts	$1,004	$1,105	$1,665
Loss on write down of equity investment	(51)	(37)	(32)
Loss on sale of loans and real estate owned	(48)	(14)	(16)
Bank owned life insurance	433	504	560
Other	732	610	904

Total	$2,070	$2,168	$3,081

        The major source of non-interest income is income from bank owned life insurance and service fees on deposit accounts. Non-interest income decreased $98,000 or 4.5% from $2.2 million in 2003 to $2.1 million in 2004. This decrease is primarily due the loss of a significant service fee relationship and increased losses on the sale of loans and equity investments in the current year.

NON-INTEREST EXPENSE

        The following table provides a summary of non-interest expense, by category of expense, for the three years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Salaries and employee benefits	$9,795	$9,543	$8,294
Occupancy and equipment expense	2,380	2,086	1,932
Professional services	918	1,046	1,062
FDIC insurance expense	177	187	73
General insurance	306	256	246
Advertising	296	309	257
Data processing	792	640	677
Director fees	338	447	388
Other operating expense	3,280	3,332	4,155

Total	$18,282	$17,846	$17,084

        Total non-interest expense for 2004 increased $436,000 or 2.4% to $18.3 million from $17.8 million in 2003. The increase in non-interest expense for 2003 was primarily attributable to: (i) an increase in salaries and employee benefits related to the staffing of a new credit administration department; (ii) the implementation of supplementary employee retirement plans for certain senior executives and (iii) an increase in occupancy expense related to additional costs related to the completion of a new branch to be opened in the Chinatown area of Philadelphia, Pennsylvania in the second quarter of 2005. Total other expenses for 2004 decreased $52,000 or 1.56% from $3.3 million in 2003.

INCOME TAXES

        PSB accounts for income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, leased assets, deferred loan fees and compensation. PSB had an income tax provision of $1.0 million, $1.0 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. PSB had an effective tax rate of 34.00%, 33.81% and 29.55% for the years ended December 31, 2004, 2003 and 2002.

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

        At December 31, 2004, PSB had $54.7 million of cash and cash equivalents. The liquidity position of PSB is also strengthened by the availability of a $231.1 million credit facility with the FHLB. Advances are secured by FHLB stock and qualifying mortgage loans. There were no advances outstanding against this line at December 31, 2004, or at December 31, 2003.

        Management anticipates utilizing its excess liquidity to increase its commercial lending portfolio during 2005.

        Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB's total cash flow is a product of its operating activities, investing activities and financing activities. During the twelve month period ended December 31, 2004, net cash used in operating activities was $25.2 million, compared to net cash used by operating activities of $32.1 million for the same period of 2003. During 2004, net cash used in investing activities was $34.7 million, compared to net cash provided by investing activities of $948,000 for the same period of 2003. Financing activities provided cash of $62.1 million during the twelve months ended December 31, 2004, compared to $26.7 million in net cash used in financing activities for the same period of 2003. The net result of these items was a $2.2 million increase in cash and cash equivalents for the twelve month period ended December 31, 2004, compared to a $57.9 million decrease in cash and cash equivalents for the same period of 2003. The significant change in cash and cash equivalents from year-to-year reflects PSB's emphasis on deposit generation.

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

        One tool used by management to gauge the structure of the balance sheet is a "gap" analysis that categorizes assets and liabilities on the basis of maturity date, the date of next re-pricing, and the applicable amortization schedule. This analysis summarizes the matching or mismatching of rate-sensitive assets versus rate sensitive liabilities according to specified time periods. Management concentrates on the zero to three month and one year gap intervals. At December 31, 2004, PSB had a one-five year positive cumulative gap of $32.7 million and a gap ratio of 2.31 or 6.13% of total assets as of that date.

        The following table shows the interest rate sensitive data at December 31, 2004 (in thousands):

INTEREST RATE SENSITIVITY ANALYSIS

Gap Table At December 31, 2004	0-3 Months	4-12 Months	1-5 Yrs.	More than 5 Yrs.	No Stated Maturity	Balance at 12/31/04
Cash due and from banks	—	—	—	—	4,355	4,355
Interest bearing deposits with banks and federal funds sold	50,295					50,295
Investment securities	6,818	15,427	57,646	14,066	1,688	95,645
Mortgage loans	15,598	17,835	45,395	49,415	—	128,243
Commercial loans	65,893	20,234	73,967	25,395	—	185,489
Consumer loans	10,823	3,741	6,314	509	—	21,387
Construction loans	2,024	4,962	14,017	3,812	—	24,815
Loan loss reserve	—	—	—	—	(3,157)	(3,157)
Other assets	—	—	—	—	26,005	26,005
Total assets	$151,451	$62,199	197,339	$93,197	$28,891	$533,077

Noninterest bearing deposits	15,322	—	—	15,464	—	30,786
NOW accounts	2,704	—	—	26,481	—	29,185
Money market accounts	41,583	—	—	15,712	—	57,295
Savings accounts	42,594	—	—	43,287	—	85,881
Time deposits	63,989	126,004	85,036	218	—	275,247
Borrowed funds	202	403	500	—	—	1,105
Other liabilities	—	—	—	—	1,421	1,421

Total liabilities	166,394	126,407	85,536	101,162	1,421	480,920

Shareholders' equity					52,157	52,157

Total liabilities and shareholders' equity	$166,394	$126,407	$85,536	$101,162	$53,578	$533,077

GAP	(14,943)	(64,208)	111,803	(7,965)	(24,687)	—
Gap Ratio	0.91	0.49	2.31	0.92	0.54	1.00
Cumulative Gap	(14,943)	(79,151)	32,652	24,687	—	—
Cumulative Gap Ratio	0.91	0.73	1.09	1.05	1.00	1.00

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

	Market Value of Equity	Change in Market Value of Equity	Percentage Change
+300 Basis Points	6,838	(20,344)	-74.84%
+200 Basis Points	13,126	(14,056)	-51.71%
+100 Basis Points	19,911	(7,271)	-26.75%
Flat Rate	27,182	—	—
-300 Basis Points	47,620	20,438	75.19%
-200 Basis Points	41,196	14,014	51.56%
-100 Basis Points	35,119	7,937	29.20%

        A plus or minus 300 basis point rate shock test for the change in the market value of equity indicates at most limited economic value sensitivity to changes in interest rates. A rate shock test indicates the market value of equity increases as rates rise and decreases as rates decline. The Bank's largest exposure is a negative 74.84% reduction in the change in the market value of equity in a plus 300 basis point scenario and a gain of 75.19% in a minus 300 basis point scenario.

        In the event PSB should experience a mismatch in its desired gap ranges or an excessive decline in its market value of equity resulting from changes in interest rates, it has a number of options that it could utilize to remedy such a mismatch. PSB could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize growth in loan products with appropriate maturities or repricing attributes, or seek to attract deposits or obtain borrowings with desired maturities.

        There are no known trends or any known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in liquidity increasing or decreasing in any material way in 2005.

        The commitment expiration periods for commitments of PSB as of December 31, 2004 are as follows(in thousands):

	Commitment Period
	Total Amount Committed	One Year or Less	1-3 yrs.	4-5 yrs.	Over 5 yrs.
COMMITMENTS
Lines of Credit	$34,525	$16,939	$11,964	$614	$5,008
Unfunded commitments	$27,980	$27,980	—	—	—
Standby letters of credit	$3,286	$2,762	$524	—	—
Leases	$3,511	$901	$1,042	$765	$803
Remaining contractual maturities of time deposits	$275,247	$149,004	$116,568	$9,042	$633

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

        At December 31, 2003, the Bank's average loans were $289.7 million representing 63.0% of total interest-earning assets and provided a yield of 8.28% compared to average loans of $319.5 million for 2002 which represented 70.55% of total assets and provided a yield of 8.25%. The three basis point increase in the yield on the loan portfolio in 2003 is almost exclusively due to a $1.0 million facility fee on a construction loan that was received in 2003.

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

CAPITAL ADEQUACY

        The Bank is required to maintain minimum ratios of Tier I and total capital to total "risk weighted" assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 2004, the Bank was required to have minimum Tier I and total capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and total capital ratios at December 31, 2004, were 11.44% and 12.34%, respectively, and the Bank's Tier I leverage ratio was 7.48%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category.

	Actual		For capital adequacy purposes		To be well- capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004:
Total capital (to risk-weighted assets)
Company	$54,364	15.49%	$28,082	≥8.00%	N/A	N/A
Bank	$43,095	12.34%	$27,930	≥8.00%	$34,912	≥10.00%
Tier I capital (to risk-weighted assets)
Company	$51,207	14.59%	$14,041	≥4.00%	N/A	N/A
Bank	$39,938	11.44%	$13,965	≥4.00%	$20,947	≥6.00%
Tier I capital (to average assets)
Company	$51,207	9.53%	$21,489	≥4.00%	N/A	N/A
Bank	$39,938	7.48%	$21,361	≥4.00%	$26,701	≥5.00%
	Actual		For capital adequacy purposes		To be well- capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003:
Total capital (to risk-weighted assets)
Company	$48,987	16.22%	$24,162	≥8.00%	N/A	N/A
Bank	$40,463	13.47%	$24,024	≥8.00%	$30,030	≥10.00%
Tier I capital (to risk-weighted assets) 20Company	$45,918	15.20%	$12,081	≥4.00%	N/A	N/A
Bank	$37,394	12.45%	$12,012	≥4.00%	$18,018	≥6.00%
Tier I capital (to average assets)
Company	$45,918	9.72%	$18,898	≥4.00%	N/A	N/A
Bank	$37,394	7.94%	$18,830	≥4.00%	$23,538	≥5.00%

FINANCIAL CONDITION

GENERAL

        PSB's total assets increased to $533.1 million at December 31, 2004. This represents an increase of $62.7 million or 13.3% compared to assets of $470.3 million at December 31, 2003. The increase is primarily attributable to the Bank's decision to increase deposits to fund increasing loan demand.

        At December 31, 2004, PSB's net loan portfolio, inclusive of loans held for sale, totaled $356.8 million as compared to $289.0 million for the year ended December 31, 2003. This increase of

$67.8 million or 23.4% is primarily the result of an increase in production of commercial, consumer and mortgage loans as a result of the growth in loan demand during 2004.

INVESTMENT ACTIVITIES

        The Bank's investment portfolio is comprised of mortgage-backed securities and investment securities. The carrying value of the Bank's investment securities and mortgaged-backed securities portfolio totaled $95.6 million at December 31, 2004, compared to $103.7 million at December 31, 2003. The Bank's cash and cash equivalents, consisting of cash and due from banks, and interest-earning deposits with other financial institutions, totaled $54.7 million at December 31, 2004, compared to $52.4 million at December 31, 2003. The majority of the Bank's mortgage-backed securities are issued or guaranteed by the United States Government or agencies thereof. At December 31, 2004, mortgage-backed securities totaled $38.6 million compared to $49.7 million at December 31, 2003. The majority of this amount represents securities that were issued or guaranteed by FNMA, FHLMC or the Government National Mortgage Association ("GNMA"). The Bank historically maintains high levels of interest-earning deposits as part of its strategy for meeting liquidity requirements and improving interest rate sensitivity.

        The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Interest Rate Sensitivity." The Bank generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields available in relation to other opportunities and its expectation of the yield that will be available in the future, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

        Pursuant to SFAS No. 115, the Bank classifies its investment and mortgage-backed securities as held-to-maturity, available-for-sale. Available-for-sale securities are carried at market value, while held-to-maturity securities are carried at amortized cost. At December 31, 2004, $1.5 million of the Bank's investment securities and mortgaged-backed securities were classified held-to-maturity and $94.1 million of the Bank's investment securities and mortgaged-backed securities were classified available-for-sale.

        The Bank's Board of Directors has adopted an investment policy that identifies acceptable types of investments for the Bank and establishes criteria to guide management in classifying investments as prescribed by SFAS No. 115. The policy also authorizes the Bank's investment officer to make investments of up to $1 million. Under the investment policy, the Bank may invest in certain AAA rated derivative securities. As of December 31, 2004, the Bank had no collateralized mortgage obligations. The Bank may not invest in high-risk collateralized mortgage obligations ("CMO") and the Bank's investment officer must periodically analyze the risk of any CMO held by the Bank to determine that such securities are not within the high-risk category.

CARRYING AND FAIR VALUE OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

        The following table sets forth certain information regarding the carrying and market values of the Bank's investment securities and mortgage-backed securities in the Bank's held-to-maturity and available-for-sale portfolio at December 31, 2004, 2003, and 2002.

	At December 21, 2004
	2004	2003	2002
		(in thousands)
AMORTIZED VALUE
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds	$2,354	$2,354	$2,434
State and municipal obligations	500	2,506	3,427
U.S. Government and agency securities	54,984	49,991	—
Mortgage-backed securities:
FNMA Certificates	22,716	25,995	$31,908
GNMA Certificates	1,921	3,791	10,026
FHLMC Certificates	12,300	18,595	—

Total investment securities available-for-sale	94,775	103,232	47,795
INVESTMENT SECURITIES HELD TO MATURITY:
U.S. Government and agency securities	—	—	5,000
Mortgage-backed securities:
FNMA Certificates	—	—	21
GNMA Certificates	562	775	1,287
FHLMC Certificates	971	—	—

Other mortgage backed investment	—	—	160

Total investment securities held-to-maturity	1,533	775	6,468

	$96,308	$104,007	$54,263

	At December 31, 2004
	2004	2003	2002
	(in thousands)
FAIR VALUE
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds:	$2,323	$2,341	$2,495
State and municipal obligations	502	2,570	3,458
U.S. Government and agency securities	54,225	49,061	—
Mortgage-backed securities:
FNMA Certificates	22,787	26,420	$33,420
GNMA Certificates	2,004	3,908	10,357
FHLMC Certificates	12,271	18,582	—

Total investment securities available-for-sale	$94,112	$102,882	$49,730
INVESTMENT SECURITIES HELD TO MATURITY:
U.S. Government and agency securities	—	—	5,014
Mortgage-backed securities:
FNMA	—	—	21
GNMA	573	790	1,328
FHLMC Certificates	971	—	—

Other mortgage backed investment	—	—	161

Total investment securities held-to-maturity	1,544	790	6,524

	$95,656	$103,672	$56,254

        The amortized cost and fair value of PSB's investment securities at December 31, 2004, by contractual maturity, are shown below. Mortgage-backed securities are presented as a separate line item because these securities amortize over their contractual life or a shorter time frame. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,354	$2,323	$—	$—
Due after one year through five years	44,992	44,393	—	—
Due after five years through ten years	9,992	9,832	—	—
Due after ten years	500	502	—	—
Mortgage-backed securities	36,937	37,062	1,533	1,544

	$94,775	$94,112	$1,533	$1,544

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

	At December 31, 2004
	In one year or less			After one year to five years
	Carrying Value	Average Yield	Weighted Average Life	Carrying Value	Average Yield	Weighted Average Life
Held to maturity:
Mortgage-backed securities	351	2.44%	5.78	—	—	—

Total held to maturity	$351	2.44%	5.78	—	—	—

Available for sale:
Investment securities	2,323	3.83%	—	44,393	3.16%	2.75
Mortgage-backed securities	—	—	—	11,089	3.25%	3.08

Total available for sale	$2,323	3.83%	—	$55,482	3.21%	2.88

	At December 31, 2004
	After five years to ten years			Over ten years
	Carrying Value	Average Yield	Weighted Average Life	Carrying Value	Average Yield	Weighted Average Life	Total
Held to maturity:
Mortgage-backed securities	—	—	—	1,182	4.76%	2.49	$1,533

Total held to maturity	—	—	—	$1,182	4.76%	2.49	$1,533

Available for sale:
Investment securities	9,832	4.44%	5.54	502	6.26%	0.17	$57,050
Mortgage-backed securities	16,140	3.56%	3.36	9,833	6.18%	2.52	$37,062

Total available for sale	$25,972	4.00%	4.45	$10,335	6.22%	1.35	$94,112

LOAN PORTFOLIO

        Loans increased to $356.1 million at December 31, 2004 from $240.5 million at December 31, 2003, an increase of $115.6 million or 48.1%. Management has targeted growth of the commercial segment of the loan portfolio as a key to the Bank's continuing growth. Specifically, the Bank has focused its lending efforts within its market area towards higher yielding commercial loans made to small and medium sized businesses.

        Loans secured by one-to four-family residential real estate increased to $140.5 million at December 31, 2004, from $65.4 million as of December 31, 2003, an increase of $75.1 million or 115.0%. This significant increase is the result of the growth of our one-to four-family residential commercial loans. These are loans made for the purchase of multi-family commercial units. Loans secured by multi-family residential real estate increased to $18.9 million at December 31, 2004, from $14.1 million as of December 31, 2003, an increase of $4.8 million or 34.0%.

        Consistent with the Bank's focus on commercial lending, consumer loans decreased to $21.5 million at December 31, 2004 from $24.0 million as of December 31, 2003, a decrease of $2.5 million or 10.4%.

        Growth in the commercial real estate portfolio is expected to continue at a steady rate. Interest rate changes could have a moderating effect on activity in this sector in spite of other favorable macro-economic factors. Just as with the residential mortgage portfolio, commercial real estate is very interest rate sensitive. To achieve growth in this portfolio, pricing must be carefully formulated to both attract borrowers and create a reasonable return for the Bank. Construction lending continues to provide opportunities. Due to the higher levels of inherent risk in construction lending, these credits are thoroughly evaluated. Opportunities are more evident in this portfolio. A defensive stance on long-term fixed rate pricing is necessary to protect against margin compression.

        Volume for home equity loans continues to fluctuate. In the current changing rate environment, management will continue to monitor growth in this portion of the consumer loan portfolio.

        To help offset any payoff trend of current loans, management will be setting goals for new loan originations with branch managers, management will also become more aggressive in cross-selling the consumer loan products, such as home equity loans, to the other subsidiaries of First Penn Bank such as TNMC. Finally, management will continue to develop loan referral business with outside mortgage brokers.

        At December 31, 2004, the Bank's net loan portfolio totaled $353.0 million, representing 66.22% of total assets at that date, compared to $237.4 million representing 50.47% of total assets at December 31, 2003.

        The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31 for the past five years, including data regarding the portion of the Bank's loans that bear fixed and adjustable interest rates, respectively. The loan categories correspond to the Bank's general classifications (in thousands, except for percentage):

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:
One-to four-family*	$140,459	39.43%	$65,385	27.15%	$106,496	36.40%	$126,484	42.08%	$54,477	36.94%
Construction loans	21,854	6.13%	18,444	7.66%	28,853	9.86%	24,501	8.15%	23,328	15.82%
Five or more family residential	18,888	5.30%	14,055	5.84%	4,082	1.39%	2,201	0.73%	2,552	1.73%
Nonresidential	132,066	37.07%	97,011	40.29%	102,739	35.12%	58,601	19.49%	28,805	19.53%
Commercial loans	21,439	6.02%	21,854	9.06%	16,720	5.72%	33,842	11.26%	24,931	16.90%
Consumer loans	21,516	6.04%	24,062	10.00%	33,666	11.51%	54,974	18.29%	13,387	9.08%

	$356,222	100.00%	$240,811	100.00%	$292,556	100.00%	$300,603	100.00%	$147,480	100.00%

Less:
Unearned fees and discounts	$80		$359		$323		$552		$275
Undisbursed loan Proceeds	—		—		—		—		—
Allowance for loan losses	3,157		3,069		3,603		2,871		1,349

Net loans	$352,985		$237,383		$288,630		$297,180		$145,856

        Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2004, are summarized below:

(In thousands)	Less Than One Year to Five Years	After Five Years
Predetermined interest rate	$116,804	$135,855
Floating interest rate	85,354	18,209

Total	$202,158	$154,064

*
Does not include loans held-for-sale but does include commercial real estate loans secured by one-to four-family commercial properties.

LOAN MATURITIES

        The following table sets forth the maturity or period of re-pricing of the Bank's loan portfolio at December 31, 2004. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due (in thousands).

	Amounts at December 31, 2004
	Multi-Family and One to Four Family	Commercial and Commercial Real Estate	Construction	Consumer	Total Loans
Amounts due
Non-accrual loans	$1,575	$1,508	$519	$31	$3,633
Within one year	12,205	30,219	15,379	11,369	69,172

Total due within one year	13,780	31,727	15,898	11,400	72,805
After one year:
1-3 years	13,201	32,898	5,956	5,864	57,919
3-5 years	16,521	51,632	—	2,890	71,043
Over 5 years	115,835	37,248	—	1,372	154,455

Total due after one year	145,557	121,778	5,956	10,126	283,417

Total amounts due	$159,337	$153,505	$21,854	$21,526	$356,222

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

NON-PERFORMING ASSETS

        In 2004, the Bank's level of non-performing assets decreased $1.5 million or 27.29% to $4.1 million compared to an increase of $715,000 to $5.6 million at December 31, 2003 from $4.9 million at December 31, 2002. Non-accrual interest for 2004 and 2003 was $0 and $324,000, respectively.

        As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed out of interest income. There are occasional exceptions if the loans are well secured and in the process of collection. The Bank did not have any material restructured loans within the meaning of SFAS No. 114 in 2004.

        The following table sets forth information regarding loans 90 or more days delinquent and still accruing interest, non-accrual loans, and real estate owned held by the Bank at the dates indicated (Dollars in thousands):

	At December 31, 2004
	2004	2003	2002	2001	2000
Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans	3,633	5,203	4,480	4,130	3,095

Total nonperforming loans	3,633	5,203	4,480	4,130	3,095
Real estate owned (REO)	422	374	382	548	1,046

Total nonperforming assets	$4,055	$5,577	$4,862	$4,678	$4,141

Nonperforming loans to total loans	1.02%	2.16%	1.53%	1.37%	2.10%
Nonperforming assets to total assets	0.76%	1.19%	0.98%	1.00%	1.63%
Allowance for loan losses to total loans	0.90%	1.28%	1.23%	0.95%	0.91%
Allowance for loan losses to nonperforming loans	86.90%	58.99%	80.42%	69.52%	43.59%
Allowance for loan losses to nonperforming assets	77.85%	55.03%	74.11%	61.37%	32.58%
Net charge-offs as a percentage of total loans	0.04%	0.24%	0.24%	0.21%	0.00%

OTHER REAL ESTATE OWNED

        Real estate acquired by the Bank as a result of foreclosure is classified as other real estate owned ("REO") until it is sold. The REO is initially recorded at the lower of the related loan balance or fair value of the property at the date acquired. If the value of the property is less than the loan, less any related specific loan loss provision, the difference is charged against the allowance for loan losses. Any subsequent write-down of REO is charged against earnings. The Bank had $422,000 and $374,000 of property acquired as a result of foreclosure at December 31, 2004 and 2003.

CLASSIFIED ASSETS

        As part of the Bank's loan review procedures which ultimately result in the establishment of the Bank's allowance for loan losses, the Bank identifies and classifies its problem assets into three classifications: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. The Bank charges off that portion of an asset as soon as it is classified as a loss. Exclusive of the Bank's $422,000 of REO, the Bank's classified assets at December 31, 2004, consisted of $2.4 million of loans classified as substandard, compared to $5.2 million classified as substandard at December 31, 2003. Loans classified as doubtful were $0 for 2004 and 2003. Loans classified as loss were $40,000 in 2004 compared to $501,000 in 2003.

ALLOWANCE FOR LOAN LOSSES

        PSB has an established process to determine the amount of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of an allocated and an unallocated component. To determine the allocated component of the allowance, PSB combines estimates of the reserves needed for loans evaluated on an individual basis with estimates of reserves needed for general pools of loans with similar risk characteristics.

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

        The following table summarizes the changes in the Bank's allowance for loan losses for each of the past five years (Dollars in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Balance at beginning of year	$3,069	$3,603	$2,871	$1,349	$1,231
Acquisition of Jade's allowance for loan losses	—	—	—	$1,874	—
Charge-offs:
Real Estate: one-to four-family	17	93	474	262	—
Commercial	—	13	—	—	—
Consumer	345	656	382	526	—

Total charge-offs	362	762	856	788	—
Recoveries:
Consumer	215	183	151	166	18

Total recoveries	215	183	151	166	18
Net charge-offs (recoveries)	147	579	705	622	18
Provision charged to operations	235	45	1,437	270	100

Allowance, end of period	$3,157	$3,069	$3,603	$2,871	$1,349

Allowance for loan losses to total loans	0.90%	1.28%	1.23%	0.95%	0.91%
Allowance for loan losses to nonaccrual loans	86.90%	58.99%	80.42%	69.52%	43.59%
Net charge-offs as a percentage of total loans	0.04%	0.24%	0.24%	0.21%	0.00%

        The following table sets forth an allocation for the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance available to absorb losses in any category. (Dollars in thousands)

	Year Ended December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Real estate	$947	34.29%	$661	80.93%	$510	82.77%	$400	70.45%	$200	74.07%
Commercial real estate	1,775	64.26%	2,089	9.08%	2,088	5.72%	2,325	11.26%	1,107	16.90%
Consumer	40	1.45%	120	9.99%	179	11.51%	146	18.29%	42	9.08%
Unallocated	395	—	199	—	826	—	—	—	—	—

Totals	$3,157	100%	$3,069	100%	$3,603	100%	$2,871	100%	$1,349	100.5%

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

        The Bank's deposits are obtained primarily from residents in its primary market area. The principal methods used by the Bank to attract deposit accounts include offering a wide variety of services and accounts, no service charges for maintaining minimum balance accounts, competitive interest rates and convenient office hours. The Bank operates in a highly competitive banking environment competing against large regional banks as well as other community banks. The Bank relies upon certificates of deposit as its primary funding source, but it has instituted a program that emphasizes garnering more deposits through traditional marketing methods to attract new customers and savings deposits.

        The following tables present the average balances and rates paid on deposits for each of the years ended December 31, 2004, 2003 and 2002 (Dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits	$37,827	—	$24,843	—	$26,046	—
Now checking accounts	25,946	0.51%	22,680	0.84%	14,359	1.57%
Money market accounts	67,759	1.06%	72,356	1.50%	62,386	2.58%
Savings accounts	90,592	1.21%	93,453	1.44%	95,849	1.93%
Certificates of deposit	240,968	2.70%	221,377	3.13%	228,003	4.05%

Total deposits	$463,092	1.99%	$434,709	2.20%	$426,643	3.03%

        As of December 31, 2004, the Bank had total certificates of deposit of approximately $275.2 million. The following table summarizes the composition of these deposits (Dollars in thousands):

	Amount	Percentage of total certificates of deposits
Certificates of deposit in excess of $100,000	$56,202	20.41%
Other certificates of deposit (including IRA's)	219,045	79.59%

	$275,247

        The Bank's certificates of deposit in excess of $100,000, which totaled $56.2. million at December 31, 2004, mature as follows: $15.2 million within three months, $13.8 million between three and six months; $16.4 million between six and twelve months and $10.8 million after twelve months.

        The ability of the Bank to attract and maintain deposits and the Bank's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

BORROWINGS

        The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $1.0 million investment in the stock of the FHLB at December 31, 2004, which was in compliance with this requirement. At December 31, 2004 and 2003, the Bank had no outstanding borrowings from the FHLB of Pittsburgh. The Bank has a line of credit available in the amount of $231,000,000 as of December 31, 2004.

        Additionally, the Bank had securities sold under repurchase agreements are as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except percentages)
Balance at year-end	$1,105	$1,099	$1,075
Average during the year	1,109	1,092	13,375
Maximum month-end balance	1,111	1,099	13,577
Weighted average rate during the year	1.92%	2.47%	2.42%
Rate at December 31	2.14%	1.88%	2.52%

RECENT ACCOUNTING PRONOUNCEMENTS

        The Bank adopted Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under

SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 (EITF 03-1-1). FSP EITF Issue No. 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, delays the effective date of certain provisions of EITF Issue 03-1, including steps two and three of the Issue's three-step approach for determining whether an investment is other-than-temporarily impaired. However, step one of that approach must still be initially applied for impairment evaluations in reporting periods beginning after June 15, 2004. The delay of the effective date for paragraphs 10-20 of EITF Issue 03-1 will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

        On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105 which did not have a material effect on either the Company's consolidated financial position or consolidated results of operations.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding the market risk of PSB's financial instruments, see "Interest Rate Sensitivity" in the MD&A. PSB's principal market risk exposure is to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statement of PSB Bancorp, Inc. as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002, including the report of Grant Thornton LLP as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 which are included as Exhibit 99.1 to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of PSB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that PSB's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports PSB files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.. There were no significant changes to PSB's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. Other Information

        None

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        The following table sets forth information, as of December 31, 2004, with respect to the current directors of PSB.

Class I directors (Term expiring 2005).

Name/Position	Age	Year First Elected Director	Principal Occupation During Past Five Years
Anthony DiSandro, Director, President and Chief Executive Officer	57	1997	President, Chief Executive Officer of PSB Bancorp, Inc.
Rosanne Pauciello, Director and Corporate Secretary	60	1997	Corporate Secretary of PSB Bancorp, Inc; Pennsylvania State Senate Office Administrator

Class II directors (Term expiring 2006).

Name/Position	Age	Year First Elected Director	Principal Occupation During Past Five Years
James W. Eastwood, Director	59	1997	President of Granary Associates, Inc. (architectural design and consulting firm)
Stephen Marcus, Director	72	2000	Chairman, Emerging Growth Equities, Inc.
Dennis P. Wesley, Director	52	2003	Manager, Business Processes, PECO Energy

Class III directors (Term expiring 2007).

Name/Position	Age	Year First Elected Director	Principal Occupation During Past Five Years
Vincent J. Fumo, Chairman of the Board	61	1997	Chairman of the Board of PSB Bancorp, Inc. and Pennsylvania State Senator
James F. Kenney, Director	46	2003	Councilman-at-Large for the City of Philadelphia, Pennsylvania; Director of Business Development, Vitetta Architects and Engineers

Executive Officers Who Are Not Directors

Name/Position	Age	During Past Five Years Principal Occupation
Frank V. Borrelli, Chief Operating Officer of PSB Bancorp, Inc.	61	Founder and CEO of B Systems Development Corp. Chief Operating Officer of PSB Bancorp, Inc
Gary Polimeno, Vice President and Treasurer of PSB Bancorp, Inc.	52	Vice President and Treasurer of PSB Bancorp, Inc.
Kevin Gallagher, Senior Vice-President of Lending Operations	48	Senior Vice-President of Lending Operations of First Penn Bank

AUDIT COMMITTEE FINANCIAL EXPERT

        PSB's board of directors has determined that Dennis Wesley, an independent director and member of the audit committee, qualifies as an audit committee financial expert.

AUDIT COMMITTEE

        The Audit Committee is comprised of directors Eastwood (Chair), Marcus, and Wesley, each of whom in the judgment of the Board is "independent" as that term is defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. The Audit Committee is responsible for the appointment, compensation, oversight, and termination of PSB's independent auditors. The Audit Committee is required to pre-approve audit and certain non-audit services performed by the independent auditors. The Audit Committee is charged by the Board with providing oversight with respect to the integrity of PSB's financial statements, PSB's compliance with applicable legal and regulatory requirements and the performance of PSB's internal audit function. The Audit Committee also is responsible for, among other things, reporting to PSB's Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in PSB's annual report on Form 10-K and quarterly reports on Form 10-Q. The Audit Committee is expected to evaluate the independent auditors' independence from PSB and PSB's management, including approving consulting and other legally permitted, non-audit services provided by PSB's auditors and the potential impact of the services on the auditors' independence. The Audit Committee meets periodically with PSB's independent auditors and PSB's internal auditors outside of the presence of PSB's management and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management. The Audit Committee also is expected to (i) review and discuss with management PSB's earnings releases, including the use of pro forma information, (ii) address with management and the independent auditors the effect of accounting initiatives and off-balance sheet transactions, and (iii) receive and retain complaints and concerns relating to accounting and auditing matters.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based upon a review of the information provided to PSB for the twelve month period ended December 31, 2004, no director, officer, or beneficial owner of more than ten percent of Common Stock, has failed to file a required Form 3, 4, or 5.

CODE OF ETHICS

        The board of directors of PSB has adopted a Code of Ethics applicable to the chief executive officer and principal accounting officer. A copy of PSB's Code of Ethics is available on the Company's website under Investor Relations at www.firstpennbank.com and any shareholder may obtain a printed copy of these documents by writing to Investor Relations, PSB Bancorp, Inc., 1835 Market Street, Philadelphia, Pennsylvania 19103 or by calling Investor Relations at (215) 979-7963.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth for the years ended December 31, 2004, 2003, and 2002 certain information as to the total compensation paid by PSB to executive officers who received salary and bonuses in excess of $100,000 during such fiscal year.

						Long Term Compensation
						Awards
Name and Principal Position	Year	Salary[1]		Bonus		Restricted Stock Awards[2]	Securities Underlying Options	All Other Compensation[3]
Vincent J. Fumo	2004		$240,000		$450,000	$1,000,000	500,000		$19,800
Chairman of the Board	2003 2002	$ $	223,000 223,000	$ $	0 175,000			$ $	22,800 31,800
Anthony DiSandro	2004		$265,000		$375,000	$1,000,000	300,000		$32,957
President and Chief Executive Officer	2003 2002	$ $	247,000 247,000	$ $	0 175,000			$ $	50,537 56,957
Gary Polimeno	2004		$120,428		$30,000				$10,272
Vice President and Treasurer	2003 2002	$ $	116,920 116,920	$ $	30,000 40,000			$ $	10,272 13,272
Frank Borelli,	2004		$190,000		$78,853				$0
Chief Operating Officer*	2003 2002	$ $	0 0	$ $	0 0			$ $	0 0
Kevin Gallagher,	2004		$135,000		$20,000				$0
Senior Vice-President of Lending Operations	2003 2002	$ $	135,000 135,000	$ $	15,000 20,000			$ $	0 0
*
Hired in 2004 as Chief Operating Officer of the Bank

1
Includes the portion of salary deferred by the executive pursuant to the 401(k) Plan.

2
Restricted stock award consisted of 100,000 shares of common stock at a price of $10.00 per share vesting over a five year period. On December 31, 2004, the market value of each 100,000 restricted stock award was $1,380,000.

3
Includes directors fees of $19,800, $19,0-00, and $4,800 paid to Mr. Fumo, Mr. DiSandro and Mr. Polimeno, respectively, for the year ended December 31, 2004. Includes directors fees of $22,800, $37,200, and $4,800 paid to Mr. Fumo, Mr. DiSandro and Mr. Polimeno respectively, for the years ended December 31, 2003. Includes directors fees of $31,800, $43,800, and $7,800, and $7,800 paid to Mr. Fumo, Mr. DiSandro and Mr. Polimeno respectively, for the years ended December 31, 2002.

        The following table provides certain information with respect to the number of options granted to the named executive officers for the year ended December 31, 2004.

Option/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year
Name			Exercise or Base Price	Expiration Date
					5%	10%
Vincent J. Fumo Chairman of the Board	500,000	62.5%	$10.00	June/2014	$3,144,473	$7,968,712
Anthony DiSandro President and Chief Executive Officer	300,000	37.5%	$10.00	June/2014	$1,886,684	$4,781,227

        The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding options and the number of options exercised by the named executive officers for the year ended December 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs	Value of Unexercised In-the-Money Options/SARs at Fy-End
Vincent J. Fumo Chairman of the Board	137,500	$614,223	485,720	$1,845,736
Anthony DiSandro President and Chief Executive Officer	163,219	$616,533	260,000	$988,000

COMPENSATION OF OFFICERS THROUGH DEFINED BENEFIT PLANS

        First Penn Bank (the "Bank") has maintained a non-contributory defined benefit retirement plan ("Retirement Plan"). The Retirement Plan was "frozen" as of September 30, 1994 and benefits no longer accrue thereunder. Under the terms of the Retirement Plan, all employees age 21 or older who had worked at the Bank for a period of one year and had been credited with 1,000 or more hours of employment with the Bank during the year were eligible to accrue benefits under the Retirement Plan. The Bank would annually contribute an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Employee contributions were not permitted under the Retirement Plan. The Retirement Plan is fully funded, under the Internal Revenue Code of 1986, as amended (the "Code"). Because the Retirement Plan is fully funded, the Bank will generally not be required to make any additional contributions unless asset depreciation occurs. Participants will continue to vest in accordance with the provisions of the Retirement Plan. No new employees will be eligible for participation. The Plan, however, remains subject to all other requirements of the Code.

        The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 2004, expressed in the form of a single life annuity for the final average salary and benefit service classifications specified below.

Years of Service and Benefits Payable at Retirement

Final Average Compensation		15	20	25	30	35	40
$50,000		$13,804	$18,405	$23,006	$27,608	$27,608	$27,608
$75,000		$21,950	$29,267	$36,583	$43,900	$43,900	$43,900
$100,000		$30,096	$40,128	$50,160	$60,192	$60,192	$60,192
$125,000		$38,242	$50,990	$63,827	$65,827	$65,827	$65,827
$150,000	*	$46,388	$61,851	$65,827	$65,827	$65,827	$65,827
*
Effective for retirements on or after January 1, 1994, annual compensation for Bank Plan purposes could not exceed $150,000 plus any increases indexed to cost of living adjustments. Employees with compensation exceeding $150,000 in years before 1994 may have larger "preserved benefits." Due to the Economic Growth and Tax Relief Reconciliation Act of 2001, the annual compensation limit increased to $200,000 plus any increases indexed to cost of living adjustments.

        As of December 31, 2004, Mr. Fumo, Mr. DiSandro, and Mr. Polimeno had 28, 26, and 30 years of credited service (i.e. benefit service), respectively.

Director Compensation

        For the year ended December 31, 2004, with the exception of Messrs. Kenney and Wesley, both of whom were paid $1,459 per board meeting attended (due to additional committee responsibilities), the other directors of PSB were paid $1,250 per board meeting attended. The directors of PSB were paid no additional remuneration for committee meetings. For the year ended December 31, 2004, the directors of the Bank were paid $1,667 per board meeting attended; there was no additional remuneration paid for committee meetings. Each director of PSB, except Messrs. Fumo and DiSandro, received a $10,000 bonus payment for the year ended December 31, 2004. Each director of the Bank who was not also a director of PSB received a $10,000 bonus payment for the year ended December 31, 2004. Directors of the Bank's subsidiaries and affiliates, PSA Service Corp. and Transnational Mortgage Corp., were paid $150 and $250, respectively, per board meeting attended.

Employment Agreements

        PSB and the Bank have entered into employment agreements (the "Employment Agreements") with Vincent J. Fumo, Chairman and Chief Executive Officer of PSB, Anthony DiSandro, President of PSB, and Frank Borelli, Chief Operating Officer of the Bank. Under the terms of his Employment Agreement, Mr. Fumo serves as Chairman of PSB and the Bank at a base salary of $240,000. Under the terms of his Employment Agreement, Mr. DiSandro serves as President and Chief Executive Officer of PSB and the Bank at a base salary of $265,000 and Mr. Borelli serves as the Chief Operating Officer of the Bank at a base salary of $190,000. Each Employment Agreement provides for an initial term of three years, which will thereafter be automatically renewed for an additional year on each anniversary date unless terminated pursuant to its terms by the respective parties.

        Each Employment Agreement provides for the payment of certain severance benefits in the event of the executive's resignation for specified reasons or as a result of his termination by PSB or the Bank without "Cause" (as defined in each Employment Agreement). The executive would be entitled to severance payments if: (1) he terminates employment following any breach of the Employment

Agreement by the Bank or PSB, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of the executive's principal place of employment by more than a specified number of miles from PSB or the Bank, or (2) if the Bank or PSB terminates his employment, other than for Cause.

        If either Mr. Fumo or Mr. DiSandro becomes entitled to receive severance payments under his Employment Agreement, he would receive, over a period of 36 months, a cash payment equal to three times his average annual compensation during the five-year period preceding termination of employment. Payments would be made in equal monthly installments. In addition to the severance payments, the executive would be entitled to continue to receive life, medical, dental and other insurance coverages (or a dollar amount equal to the cost of obtaining each such coverage) for a period of up to 36 months from the date of termination. Payments under the Employment Agreements are limited, however, to the extent that they would not be permitted under the Federal Deposit Insurance Act. If Mr. Borelli becomes entitled to severance payments under his Employment Agreement, he would receive payments equal to his base salary for the remaining term of the agreement and would be entitled to continue to receive life, medical, dental and other insurance coverages for the for the remaining term of his Employment Agreement.

Supplemental Retirement Plan

        PSB maintains a nonqualified Supplemental Retirement Plan for the benefit of certain executive officers and directors. The Supplemental Retirement Plan ("SRP") has been adopted by the Company to provide supplemental retirement benefits to Messrs. Fumo and DiSandro. The SRP provides a defined benefit payable in 240 monthly installments of an amount based on a percentage of the executive's highest base salary and bonus during the year of retirement or the four years prior to retirement. The participants under the SRP are Messrs. Fumo and DiSandro. The SRP provides that payments begin after termination of employment and attainment of age 65. The SRP provides for an early start for payment of the installments in the event of disability and that upon death prior to retirement, payment will be made in a lump sum as of the date the participant would have attained age 65. Benefits under the SRP are increased and are subject to acceleration upon a change in control.

Compensation Committee Interlocks and Insider Participation

        Three independent directors, James W. Eastwood, Stephen Marcus, and Dennis Wesley, comprise the membership of the compensation committee of the board of directors:

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans.

        The following chart presents summary information with respect to all of PSB's and First Penn Bank's equity compensation plans in effect as of the date of this proxy statement.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	949,739	$9.92	322,857
Equity compensation plans not approved by security holders	11,428	$4.75	0
Total	961,167	$6.45	322,857

        The 1999 Director Stock Option Plan included in this chart is the only equity compensation plan adopted without shareholder approval.

Security Ownership of Management/Certain Beneficial Owners

        The following table sets forth certain information furnished to PSB as of March 19, 2004 with respect to the beneficial ownership of common stock by: (i) each shareholder known to PSB to be the beneficial owner of five percent (5%) or more of the outstanding shares of common stock; (ii) each director of PSB; (iii) the executive officers named in the Summary Compensation Table on page 33 herein; and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named have sole voting and investment power with respect to all shares of common stock of which they are the respective beneficial owners.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares of Common Stock
5% Shareholders
PSB Bancorp, Inc. Employee Stock Ownership Plan 1835 Market Street Philadelphia, PA 19103	452,216		9.26%
American Bank Incorporated 4029 West Tilghman Street, Allentown, Pennsylvania 18104	319,793		6.5%
Directors
Anthony DiSandro	432,837	(1)	8.4%
James W. Eastwood	55,940		1.1%
Vincent J. Fumo	958,302	(3)	17.8%
James F. Kenney	30,492		*
Stephen Marcus	109,657	(2)	2.22%
Rosanne Pauciello	40,902	(2)	*
Dennis P. Wesley	40,000	(2)	*
Named Executive Officers
Frank V. Borrelli	0		*
Gary Polimeno	49,200		1.0%
Kevin Gallagher	1,918		*
All executive officers and directors as a group (10 persons)	1,717,330		29.7%

*
Ownership percentage is less than 1%.

(1)
Amount includes 76,426 shares held indirectly through the First Penn Bank 401(k) Plan, 172,837 shares directly held by Mr. DiSandro, 21,828 shares held in the First Penn Bank Employee Stock Ownership Plan ("ESOP"), and 260,000 shares subject to immediately exercisable options. Amount does not include all shares held by the ESOP. Mr. DiSandro is a trustee of the ESOP and as such votes 452,216 shares held by the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

(2)
Stephen Marcus, Rosanne Pauciello, Dennis Wesley and James Kenney, hold immediately exercisable options to acquire 42,857, 25,000, 40,000 and 25,000 shares, respectively.

(3)
Amount includes 73,284 shares held through the First Penn Bank 401(k) Plan, 472,582 shares directly held by Mr. Fumo, 21,192 shares held in the ESOP, and 485,720 shares subject to immediately exercisable options. Amount does not include all shares held by the ESOP. Mr. Fumo is a trustee of the ESOP and as such votes 452,216 shares held by the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

ITEM 13.    Certain Relationships and Related Transactions

Transactions with Management & Others.

        Certain directors and executive officers of PSB, and associates of such persons (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with PSB and its subsidiaries in the ordinary course of business during 2004. All loans made to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.

ITEM 14.    Principal Accounting Fees & Services

Independent Public Accountants

        The firm of Grant Thornton LLP performed certain accounting services for PSB, including the audit of the annual financial statements and the reviews of the unaudited financial statements included in PSB's quarterly reports for the years ended December 31, 2004 and 2003.

        The following tables set forth the aggregate fees billed to PSB for the fiscal years ended December 31, 2004 and 2003 by PSB's principal accounting firm Grant Thornton LLP.

  December 31, 2004

Audit Fees	$128,655
Audit-Related Fees	$23,655
Tax Fees	$37,230
All other fees	$45,339

Total	$234,879

  December 31, 2003

Audit Fees	$111,165
Audit-Related Fees	31,862
Tax Fees	48,671
All other fees	53,280

Total	$244,978

        Audit fees included the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements and comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission ("SEC") matters.

        Audit-related fees principally included audits of employee benefit plans and certain internal audit services, which were allowable by law at the time the services were provided.

        Tax fees included tax compliance services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of federal, state and local income tax return assistance and assistance with tax audits and appeals.

        The Audit Committee may, from time to time, grant pre-approval to those permissible non-audit services classified as "all other services" that it believes are routine and recurring services, and would not impair the independence of the auditor. The Audit Committee has not currently pre-approved any such services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

        The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. The Audit Committee may delegate pre-approval authority to one or more of its members. This member must report any decisions to the Audit Committee at the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2004.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The consolidated financial statements listed below are from Exhibit 99.1 to the Registrant's 2004 Form 10-K.

        PSB Bancorp, Inc. and Subsidiaries Consolidated Balance Sheet Consolidated Statement of Income, Consolidated Statement of Cash Flow, and Notes to Consolidated Statements Reports of Independent Registered Public Accounting Firm.

        The following reports on Form 8-K were filed in the last quarter of 2004:

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

10.9*	First Penn Bank's Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.10*	First Penn Bank's Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.11*	PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB's Annual Report on Form 10-K filed on April 1, 2002)
10.12*	Employment Agreement for Frank Borrelli (filed herewith)
10.13	Supplemental Employee Retirement Plan — Mr. Fumo (incorporated by reference to Exhibit 10.1 of PSB's Quarterly Report on Form 10-Q filed on November 15, 2004
10.14	Supplemental Employee Retirement Plan — Mr. DiSandro (incorporated by reference to Exhibit 10.1 of PSB's Quarterly Report on Form 10-Q filed on November 15, 2004
21	Schedule of Subsidiaries (filed herewith)
31.1	Certification of Report by Chief Executive Officer. (filed herewith)
31.2	Certification of Report by Chief Financial Officer. (filed herewith)
32	Certification of Report by Chief Executive Officer and Chief Financial Officer. (filed herewith)
99.1	2003 Financial Statements (filed herewith)

*
Denotes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

(1)
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2005	PSB BANCORP, INC.
	By	/s/ ANTHONY DISANDRO Anthony DiSandro President and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VINCENT J. FUMO Vincent J. Fumo	Chairman, Director	March 31, 2005
/s/ ANTHONY DISANDRO Anthony DiSandro	President, Chief Executive Officer, Director	March 31, 2005
/s/ JOHN CARROZZA John Carrozza	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2005
/s/ JAMES W. EASTWOOD James W. Eastwood	Director	March 31, 2005
/s/ ROSANNE PAUCIELLO Rosanne Pauciello	Corporate Secretary and Director	March 31, 2005
/s/ STEPHEN MARCUS Stephen Marcus	Director	March 31, 2005
/s/ DENNIS WESLEY Dennis Wesley	Director	March 31, 2005
/s/ JAMES KENNEY James Kenney	Director	March 31, 2005

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
2.1
Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
2.2	Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp. (incorporated herein by reference to Registration Statement of PSB Bancorp, Inc. filed on January 16, 2001)
3.1	Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
3.2	Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.1*	First Penn Bank's Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.2*	First Penn Bank's Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)
10.3*	First Penn Bank's Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.4*	Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.5*	Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.2 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)
10.6*	First Penn Bank's Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997)
10.7	Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 10, 1995 (incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998)
10.8	Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998)
10.9*	First Penn Bank's Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.10*	First Penn Bank's Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)
10.11*	PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB's Annual Report on Form 10-K filed on April 1, 2002)
10.12*	Employment Agreement for Frank Borrelli (filed herewith)
10.13	Supplemental Employee Retirement Plan — Mr. Fumo (incorporated by reference to Exhibit 10.1 of PSB's Quarterly Report on Form 10-Q filed on November 15, 2004
10.14	Supplemental Employee Retirement Plan — Mr. DiSandro (incorporated by reference to Exhibit 10.1 of PSB's Quarterly Report on Form 10-Q filed on November 15, 2004
21	Schedule of Subsidiaries (filed herewith)

23.1	Consent of Grant Thornton LLP
31.1	Certification of Report by Chief Executive Officer. (filed herewith)
31.2	Certification of Report by Chief Financial Officer. (filed herewith)
32	Certification of Report by Chief Executive Officer and Chief Financial Officer. (filed herewith)
99.1	2003 Financial Statements (filed herewith)

*
Denotes a management contract or compensatory plan or arrangement.

QuickLinks

PSB BANCORP, INC. FORM 10-K For the Year Ended December 31, 2004 TABLE OF CONTENTS
PART I
PART II
INTEREST RATE SENSITIVITY ANALYSIS
FINANCIAL CONDITION
PART III
Executive Officers Who Are Not Directors
Option/SAR Grants in Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
Years of Service and Benefits Payable at Retirement
Equity Compensation Plan Information
PART IV
SIGNATURES
EXHIBIT INDEX