Form 10-Q
period 2005-03-31
PSB BANCORP INC
filed 2005-05-16
CIK 1047537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005 or

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐     No  ☒

Number of shares outstanding as of March 31, 2005

Common Stock (no par value)	4,893,609
(Title of Class)	(Outstanding Shares)

PSB BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PSB BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF FINANCIAL CONDITION

(In thousands except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,554	$4,355
Interest-earning deposits with banks	55,715	49,964
Federal funds sold	2,654	331
Total cash and cash equivalents	65,923	54,650

Loans held-for-sale	1,018	3,792
Investment securities available-for-sale, at fair value	89,619	94,112
Investment securities held to maturity (fair value $1,506 and $1,544)	1,510	1,533
Federal Home Loan Bank stock – at cost	1,009	1,308
Federal Reserve Bank stock – at cost	1,187	1,139

Loans	355,411	356,142
Less allowance for possible loans losses	(3,201)	(3,157)
Net loans	352,210	352,985
Accrued interest receivable	2,269	2,071
Premises and equipment, net	2,655	2,470
Bank-owned life insurance	12,810	12,696
Other assets	7,338	6,321
	25,072	23,558
Total assets	$537,548	$533,077

Liabilities
Deposits
Non-interest bearing	37,497	30,786
Interest bearing	441,835	444,494

Total deposits	479,332	475,280

Securities sold under agreements to repurchase	1,116	1,105
Advances from borrowers for taxes and insurance	2,540	3,114
Other liabilities	2,642	1,421
	6,298	5,640
Total liabilities	485,630	480,920

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 4,890,543 and 4,890,543 shares issued and outstanding on March 31, 2005 and December 31, 2004, respectively	4,893,609	45,270
Retained earnings	9,563	8,989
Accumulated other comprehensive loss	(1,454)	(440)
Employee stock ownership plan	(1,198)	(1,232)
Treasury stock, at cost, 78,187 and 78,187 on March 31, 2005 and December 31, 2004, respectively	(430)	(430)

Total shareholders’ equity	51,918	52,157

Total liabilities and shareholders’ equity	$537,548	$533,077

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$6,045	$5,226
Investment securities	834	918
Deposits with banks	309	90
Total interest income	7,188	6,234

Interest expense
Interest on deposits	2,489	1,797
Interest on borrowings	6	6
Total interest expense	2,495	1,803

Net interest income	4,693	4,431

Provision for loan losses	135	0

Net interest income after provision for loan losses	4,558	4,431

Non-interest operating income
Service fees on deposit accounts	322	276
Loss on sale of real estate owned	(38)	(2)
Banked owned life insurance	115	76
Gain on sale of Investments Securities	420	—
Other	113	123
	932	473

Non-interest expenses
Salaries and employee benefits	2,488	2,221
Occupancy and equipment	648	564
Other operating	1,572	1,305
Total non-interest expenses	4,708	4,090

Income before net effect of income taxes and Ironbridge consolidation	782	814

Net Effect of Ironbridge consolidation	35	32

Income before net effect of income taxes	817	846
Income taxes	(246)	(238)

Net income	$571	$608

Net income per common share
Basic:	$0.12	$0.14

Diluted:	$0.10	$0.14

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to net cash
Net income	$571	$608
Adjustments used in operating activities:
Provision for possible loan losses	135	—
Depreciation and amortization	246	165
Amortization of discounts and accretion of premiums on investment securities	56	(49)
Restricted Stock	100	—
Loss on sale of real estate owned	38	2
Gain on sale of investment securities	(420)	—
Proceeds from sale and amortization of loans held-for-sale	9,679	6,369
Originations of loans held-for-sale	(6,905)	(5,276)
ESOP expense	100	152
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(198)	189
(Increase) in other assets	(32)	(1,217)
(Increase) decrease change in accrued expenses	944	(1275)
Total Adjustments	3,743	(940)

Net cash provided by (used in) operating activities	4,314	(332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(2,198)	(5,000)
Proceeds from maturities and calls of investment securities	5,578	13,612
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	251	(906)
Net decrease (increase) in loans	104	(2,581)
Proceeds from sale of real estate owned	165	36
Purchase of premises and equipment	(430)	(26)

Net cash provided by investing activities	3,470	5,135

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,052	19,784
Increase in securities sold under agreements to repurchase	11	3
(Decrease) increase in advances for borrowers’ taxes and insurance	(574)	137
Exercised stock options	—	27
Net cash provided by financing activities	3,489	19,951

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,273	24,754

Cash and cash equivalents, beginning of period	54,650	52,408

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,923	$77,162

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net income	$571	$608

Other comprehensive income, net of tax:

Accumulated comprehensive income (loss), investments available for sale	(1,014)	(713)

Comprehensive (loss)	$(443)	$(105)

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

1.              Basis of Presentation

This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc. (“PSB”) and its subsidiaries.

PSB’s financial statements reflect all adjustments and disclosures that management believes are necessary for a fair presentation of interim results.  The result of operation for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2005.  You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

The financial information in this quarterly report has been prepared in accordance with PSB’s customary accounting practices; these financial statements have not been audited.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.              Earnings Per Share (EPS)

PSB appealed the U.S. District Court for the Eastern District of Pennsylvania’s ruling in favor of the plaintiffs’ motion for summary judgment regarding the validity of 895,240 stock options previously declared void by PSB.  Pending the outcome of the appeal, PSB and the plaintiffs entered into an agreement whereby shares of PSB common stock were issued to the plaintiffs at the strike price of the contested options.  However, both the shares of common stock and the proceeds of the exercise of the options have been escrowed pending the outcome of the appeal.  On February 15, 2005, The United States Court of Appeals for the Third Circuit (the “Appeals Court”) upheld the grant of summary judgment for the plaintiffs.  On February 28, 2005, PSB filed a motion for rehearing with the Appeals Court in which PSB averred that, based on recently discovered information, the court lacked jurisdiction because at least one of the plaintiffs was a Pennsylvania resident and therefore diversity of citizenship, thus jurisdiction, was absent.

Subsequent Events

On April 1, 2005, the Appeals Court reversed its prior decision for lack of subject matter jurisdiction and remanded the case to the U.S. District Court for the Eastern District of Pennsylvania (the “Court”) with instructions to dismiss the underlying case for lack of subject matter.  On April 26, 2005, the Court dismissed the original case with prejudice for lack of subject matter jurisdiction.

The following table illustrates the required disclosure of the numerators and denominators of the basic and diluted EPS computation.  Because the dismissal of plaintiffs’ case did not occur until after the quarter end, the computation of dilutive earnings per share now includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management.  These shares are considered to be contingently issuable shares and are required to be included in the calculation of diluted EPS and excluded from the calculation of basic EPS for the three periods ended March 31, 2005 and 2004, because they currently are held in escrow and all or part may be returned pending the outcome of the appeal of the court ruling which rendered the options valid.

	Three months ended March 31, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$571	4,668	$0.12

Effect of dilutive stock options	—	1,004	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$571	5,672	$0.10

No options were anti-dilutive at March 31, 2005.

	Three months ended March 31, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)

Basic earnings per share

Income available to common stockholders	$608	4,269	$0.14

Effect of dilutive stock options	—	145	—

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$1,511	4,414	$0.14

No options were anti-dilutive at March 31, 2004.

3.              New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005.  The Company is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements.  It is, however, expected to have a negative effect on consolidated net income.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is not expected to have a material impact on the Company’s financial position or results of operations.

4.              Variable Interest Entities

In January 29, 1999, PSB purchased 1,600,000 shares of Series A Convertible Preferred Stock, $.01 par value per share, (the “Preferred Stock”) of McGuire Performance Solutions, Inc. (“MPS”).  PSB purchased the shares for $.78125 per share for a total cost of $1,250,000.  In 2000, MPS changed its name to Iron Bridge Holdings, Inc. (“Iron Bridge”) and formed two new subsidiaries, one adopting the MPS name and the other, Avanti Capital, Inc, a registered investment advisory company.  During the year ended December 31, 2001, PSB purchased an additional 375,000 shares and 500,000 shares, respectively, of the Preferred Stock for $1.00 per share for a total cost $875,000.  On December 27, 2002, the founding shareholders of Iron Bridge purchased from PSB 314,350 shares of preferred stock for $0.88 per share, which was the average cost per share paid by PSB for these shares.  PSB currently owns 87.7% of the Preferred Stock, which represents a 49.9% fully diluted ownership interest in Iron Bridge.  The Iron Bridge subsidiary, MPS, is a nationally recognized firm delivering cost-effective solutions for high performance total balance sheet management to banks, thrifts, credit unions and other financial institutions.

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

The consolidation of Iron Bridge resulted in PSB recording goodwill of $1.4 million and minority interest of $277,000.  PSB accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  PSB tests for impairment based on the goodwill maintained at each defined reporting unit.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting unit exceeds its then book value, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less, an expense may be required on PSB’s books to write down the related goodwill to the proper carrying value.  As of March 31, 2005, PSB completed its impairment testing, and determined that no impairment write-off was necessary.  No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

5.              Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

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

Impact of Inflation

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles that require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operation of the Bank is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Critical Accounting Policies, Judgments, and Estimates

The accounting and reporting policies of the Company and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to the financial services industry.  All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented.  Therefore, actual results could differ significantly from those estimates.

Allowance for Loan Losses-PSB uses the reserve method of accounting for loan losses.  The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries, and losses.  Increases to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

PSB accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  PSB tests for impairment based on the goodwill maintained at each defined reporting unit.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting unit exceeds its then book value, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less, an expense may be required on PSB’s books to write down the related goodwill to the proper carrying value.  As of December 31, 2004, PSB completed its transitional testing, and determined that no impairment write-off was necessary.  No assurance can be given that future goodwill impairment tests will not result in a charge of earnings.

Performance Overview

PSB’s net income for the first quarter of 2005 was $571,000 or $0.12 and $0.10 on a basic and diluted per share basis, respectively, compared to net income of $608,000 or $0.14 per basic and diluted share for 2004.  The results for the first quarter of 2005 were affected primarily by rising interest rates that decreased the yield on loans and mortgage-backed securities and increased the cost of funds.  Additionally, increases in non-interest expense in the areas of salaries and employee benefits, professional fees and other operating expenses related to the opening of a new branch in the Chinatown section of Philadelphia had a dampening effect on net income.

The Bank’s net interest margin decreased by 33 basis points from 4.03% for the three months ended March 31, 2004 to 3.70% for the same period in 2005.

Net Income

PSB’s net income totaled $571,000 and $608,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.  PSB’s basic and diluted earnings per share for the three months ended March 31, 2005 were $0.12 and $.0.10 respectively compared to $0.14 and $0.14 for the three months ended March 31, 2004.  The results for the first quarter of 2005 were effected primarily by rising interest rates overall that decreased the yield on loans and mortgage-backed securities and increased the cost of funds particularly on the Bank’s certificates of deposit resulting in a lower interest rate spread.  Increases in non-interest expense in the areas of salaries and employee benefits, professional fess and other operating expenses related to the opening of a new branch in the Chinatown section of Philadelphia also negatively effected net income.

Management continues to pursue lending strategies to enhance the growth of consumer home equity, and home equity lines of credit.  The commercial real estate and construction loan departments are seeking to currently become more competitive in the uncertain interest rate market while trying to minimize additional credit risk.

Net Interest Income and Average Balances

Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position.  Net interest income for the first quarter of 2005 increased 6.82% from $4.4 million in the first quarter of 2004 compared to $4.7 million for the first quarter of 2005.  The increase in net interest income is related to a significant increase in loan volume and interest-earning deposits with banks.

Overall, average total interest-earning assets provided a yield of 5.66% for the three months ended March 31, 2005, compared to 5.67% for the same period in 2004.  Average total loans were $356.0 million for the three months ended March 31, 2005, and provided a yield of 6.79% for the period, compared to average total loans of $296.0 million for the three months ended March 31, 2004, which provided a yield of 7.06%.

Average total interest-bearing liabilities increased from $385.5 million to $450.6 million or 16.89% for the three months ended March 31, 2005 compared to the three-month period ended March 31, 2004.  The average rate on total interest-bearing liabilities increased 34 basis points from 1.87% for the three months ended March 31, 2004 to 2.21% for the three months ended March 31, 2005.  The increase in interest-bearing liabilities resulted entirely from an increase in certificates of deposit.  The increase in the overall rate paid on interest-bearing liabilities was due to PSB’s decision to increase deposits by offering more competitive interest rates on its certificates of deposit.

Although a majority of these new funds were deployed into lending opportunities, because of competitive conditions, the yield on our loan portfolio fell by 27 basis point.  The combination of our increased funding costs and reduced loan yield resulted in the 33 basis point compression of our net interest margin.

Provision for Loan Losses

The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses.  PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio.  Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations.  PSB made a provision of $135,000 for loan losses during the three months ended March 31, 2005 and made no provision for the three months ended March 31, 2004.  Additionally, PSB had charge-offs against the allowance for loan losses of $132,000 and $64,000 and recoveries of $41,000 and $54,000 during the three month periods ended March 31, 2005 and 2004, respectively.

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

Three Months Ended March 31,
2005	2004
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$58,473	$309	2.11%	$43,039	$90	0.84%
Investment securities	58,260	468	3.21	54,103	336	2.48
Mortgage-backed securities	34,891	366	4.20	46,896	582	4.96
Loans	356,022	6,045	6.79	295,995	5,226	7.06
Total interest-earning assets	507,646	$7,188	5.66%	440,033	$6,234	5.67%
Noninterest-earning assets	27,667	40,341
Total assets	$535,313	$480,374

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$25,900	$34	0.53%	$26,602	$33	0.50%
Money market accounts	54,258	162	1.19	68,371	215	1.26
Savings deposits	87,390	239	1.09	91,019	269	1.18
Certificates	281,970	2,054	2.91	198,442	1,280	2.58
Total deposits	449,518	2,489	1.11%	384,434	1,797	0.93
Borrowed money	1,115	6	2.15	1,101	6	2.18
Total interest-bearing liabilities	450,633	$2,495	2.21%	385,535	$1,803	1.87%
Non-interest-bearing liabilities	32,642	46,983
Total liabilities	483,275	432,518
Shareholders’ equity	52,038	47,856

Total liabilities and shareholders’ equity	$535,313	$480,374
Net interest income	$4,693	$4,431
Interest rate spread	3.45%	3.80%
Net yield on interest-earning assets	3.70%	4.03%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.14	x

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

It is the objective of PSB’s evaluation process to establish the following components of the allowance for loan losses: a specific allocation for certain identified loans, a general allocation for pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses.  Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflect the current risk to PSB.  A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously.  The methodology used to calculate the provision is consistent with the guidance provided in SEC Staff Accounting Bulletin No. 102.  Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.

PSB accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”.  This standard requires that a creditor measure impairment based on the present value of expected future cash flow discounted at the loan’s effective interest rate, except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Non-interest Income

Non-interest income consists of service charges, rental income, other income, and gain on the sale of loans and securities.  Non-interest income for the Bank increased $459,000 or 97.00% to $932,000 for the three months ended March 31, 2005, from $473,000 for the same period in the prior year.  The significant increase in non-interest income in the first quarter of 2005 was almost exclusively attributable to the gain on the sale of investment securities held by PSA Service Corp.

The following table provides a summary of non-interest income, by category of income, for the three months ended March 31, 2005, and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
	(In thousands)

Service fees on deposit accounts	$322	$276
Loss on sale of real estate owned	(38)	(2)
Banked owned life insurance	115	76
Gain on sale of investments	420	—
Other	113	123
Total	$932	$473

Non-interest Expense

Non-interest expense for the Bank increased $618,000 or 14.63%, to $4.7 million for the three months ended March 31, 2005, from $4.1 million for the same period in the prior year.  The primary reasons for the increase in non-interest expense were increases in salaries and employee benefits and occupancy and equipment expense and other operating expenses related to expenditures for the Bank’s new branch in the Chinatown section of Philadelphia.

The following table provides a summary of non-interest expense, by category of expense, for the three months ended March 31, 2005, and 2004:

	Three months ended March 31,
	2005	2004
	(In thousands)

Salaries and employment benefits	$2,448	$2,221
Rent and occupancy expense	648	564
Professional fees	300	160
FDIC insurance expense	30	48
General insurance	81	82
Advertising	47	34
Data processing fees	100	107
Director fees	68	69
Other operating expense	986	805
Total	$4,708	$4,090

Provision for Income Taxes

Income tax provisions for the three month periods ended March 31, 2005 and 2004 were $246,000 and $238,000, respectively.

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

PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return.  Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization, and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments.  The liquidity position of PSB is also strengthened by a $201.7 million credit facility with the Federal Home Loan Bank (“FHLB”).  Advances are secured by FHLB stock and qualifying mortgage loans.  PSB had no outstanding borrowings from the FHLB as of March 31, 2005.

Maximizing cash flow over time is crucial to the maintenance of adequate liquidity.  PSB’s total cash flow is a product of its operating activities, investing activities and financing activities.  During the three months ended March 31, 2005, net cash provided by operating activities was $4.3 million, compared to net cash used in operating activities of $332,000 for the same period of 2004.  During the three months ended March 31, 2005, net cash provided by investing activities was $3.5 million, compared to net cash provided by investing activities of $5.1 million for the same period of 2004.  Financing activities provided net cash of $11.3 million during the three months ended March 31, 2005, compared to $20.0 million in net cash provided by financing activities for the same period of 2004.  The net result of these items was an $11.3 million increase in cash and cash equivalents for the three months ended March 31, 2005, compared to a $24.8 million increase in cash and cash equivalents for the same period of 2004.

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

Capital Adequacy

PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators.  At March 31, 2005, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%.  PSB’s actual Tier I and total capital ratios at March 31, 2005, were 14.59% and 15.49%, respectively, and PSB’s Tier I leverage ratio was 9.73%.  These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.

On March 31, 2005, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well Capitalized	At March 31, 2005		At December 31, 2004
	Ratios	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital		$51,940	$40,768	$51,207	$39,938
Tier II Capital		3,201	3,201	3,157	3,157
Total Qualifying Capital		$55,141	$43,969	$54,364	$43,095

Risk Adjusted Total Assets		$355,990	$352,487	$351,023	$349,124

Tier I Risk Based Capital Ratio	6.00%	14.59%	11.57%	14.59%	11.44%
Total Risk Based Capital Ratio	10.00%	15.49%	12.47%	15.49%	12.34%
Leverage Ratio	5.00%	9.73%	7.67%	9.53%	7.48%

Average Assets		$533,907	$531,509	$537,232	$534,026

FINANCIAL CONDITION

General

PSB’s total assets increased $4.4 million from $533.1 at December 31, 2004, to $537.5 million, as of March 31, 2005 an increase of 0.82%.  Net loans outstanding decreased by $775,000 or 0.22%, and cash and cash equivalents grew by 20.48% to $65.9 million during the three months of 2005.  The increase in loans was funded by an increase in deposits primarily through increases in certificates of deposit.  Total deposits equaled $479.3 million, an increase of $4.0 million or 0.84% during 2005.  At March 31, 2005, PSB’s net loan portfolio totaled $352.2 million compared to $353.0 million at December 31, 2004.

The following tables summarize the loan portfolio of PSB by loan category and amount at March 31, 2005, compared to December 31, 2004, respectively.  From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to first party investors within PSB’s financial reporting periods.  Similarly, student loans are frequently originated and sold within PSB’s financial reporting periods.  Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end.  The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At March 31, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent	Variance	% Change
Real Estate Loans(1):
One-to-four family(2)	$136,770	38.47%	$140,459	39.43%	$(3,689)	(2.63)%
Construction loans	31,223	8.78%	21,854	6.13%	9,369	42.87%
Five or more family residential	17,586	4.95%	18,888	5.30%	(1,302)	(6.89)%
Nonresidential	127,286	35.81%	132,066	37.07%	(4,780)	(3.62)%

Commercial loans	20,819	5.86%	21,439	6.02%	(620)	(2.89)%
Consumer loans	21,801	6.13%	21,516	6.04%	285	1.32%
Total loans	$355,485	100.00%	$356,222	100.00%	$(737)	(0.21)%

Less:
Unearned fees and discounts	$74		$80
Allowance for loan losses	3,201		3,157
Net Loans	$352,210		352,985

(1)               Real Estate Loans represent loans secured by real estate

(2)               Does not include loans held for sale

The following table summarizes loan portfolio of PSB by loan type and amount at March 31, 2005, and December 31, 2005.

	At March 31 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
Fixed rates	$248,417	69.88%	$252,659	70.93%
Adjustable rate	107,068	30.12%	103,563	29.07%
Total loans	$355,485	100.00%	$356,222	100.00%

Total investment securities decreased $4.5 million, or 4.94%, to $91.1 million at March 31, 2005, from $95.6 million at December 31, 2004.

The Bank’s business strategies have been directed to increasing the attractiveness of our core deposit products.  As we continue to execute this strategy we expect that it will provide the Bank with greater flexibility to react to changes in the interest rate environment

Asset Quality

Non-Performing Assets

PSB’s level of non-performing assets decreased $143,000 or 4.87% to $3.9 million at March 31, 2005, from $4.1 million at December 31, 2004.  As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful.  This is normally done when a loan reaches 90 days delinquent.  At this time, all accrued but unpaid interest is reversed.  There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

The following table sets forth non-performing assets as of March 31, 2005 and December 31, 2004:

	At March 31, 2005	At December 31, 2004
	(Dollars in thousands)

Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	2,863	3,633

Total nonperforming loans	2,863	3,633
Real estate owned (REO)	1,049	422
Total nonperforming assets	$3,912	$4,055

Nonperforming loans to total loans	0.81%	1.02%

Nonperforming assets to total assets	0.73%	0.76%

Allowance for loan losses to total loans	0.90%	0.90%

Allowance for loan losses to nonperforming loans	111.81%	86.90%

Allowance for loan losses to nonperforming assets	81.83%	77.85%

Net charge-offs as a percentage of total loans	0.04%	0.04%

Note: Total loans includes loans held for sale

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in PSB’s assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4.  Controls And Procedures

PSB’s management conducted an evaluation, under the supervision and with the participation of PSB’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PSB’s disclosure controls and procedures as of March 31, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in PSB’s SEC reports.  In addition, PSB’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed PSB’s internal controls, and there have been no significant changes in PSB’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

Following is a summary of the various claims and lawsuits involving PSB Bancorp, Inc. (“PSB”) other than the usual ordinary course of business claims to enforce liens, foreclosure proceedings on properties in which PSB holds security interests, claims involving the making and servicing of real property loans, and other issues incident to PSB’s business.

In October 1999, in connection with the acquisition of First Bank of Philadelphia (“FBP”), each outstanding share of FBP was exchanged for .857 shares of PSB common stock.  In addition, under the terms of the merger agreement, options to acquire 1,612,500 shares of FBP were to be converted into options to acquire 1,381,912 shares of PSB common stock.  In the fourth quarter of 2001, PSB declared 1,371,200 options previously issued by FBP and converted to PSB options in the merger to be void because PSB believed, among other reasons, that these options were unlawfully and improperly granted.  The following actions are either related to the voiding of such options or were initiated by plaintiffs involved directly or indirectly in the option litigation or counsel for such plaintiffs.

A.  On March 6, 2002, Carl Lingle, Raymond Silverstein as Trustee under an Irrevocable Trust, Conwell Ltd. Partnership, Gerald Lehrfeld, Joan Lehrfeld, Jay Roseman, and Lynn Roseman, purported option holders, brought an action in the United States District Court for the Eastern District of Pennsylvania (the “Court”) to have 895,240 of the options previously voided by PSB declared valid and enforceable.

On March 31, 2004, the Court granted the plaintiffs’ motion for summary judgment.  PSB appealed the Court’s decision to the United States Court of Appeals for the Third Circuit (the “Appeals Court”).  Subsequently, on February 15, 2005, the Appeals Court upheld the grant of summary judgment for the plaintiffs.  On February 28, 2005, PSB filed a petition for rehearing with the Appeals Court in which PSB averred that, based on recently discovered information, the court lacked jurisdiction because at least one of the plaintiffs was a Pennsylvania resident and therefore diversity of citizenship was absent.

On April 1, 2005, the Appeals Court granted PSB’s petition for rehearing, vacated its prior ruling, dismissed the case for lack of subject matter jurisdiction and remanded the case to the Court with instructions to dismiss the underlying case for lack of subject matter.  On April 26, 2005, the Court dismissed the original case for lack of subject matter jurisdiction (the “Dismissal”).

B.   On June 17, 2004, Hal Shaffer, a purported option holder filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 342,800 of the options previously declared invalid by PSB were valid and enforceable.  On February 28, 2005, PSB filed a motion to dismiss which was subsequently denied by the Court.  On April 25, 2005, PSB filed a motion for reconsideration.  PSB intends to defend vigorously the action.  However, there can be no assurance regarding the eventual outcome of this litigation.

C.  On September 7, 2004, Conwell Ltd. Partnership, a purported option holder filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 133,160 of the options previously declared invalid by PSB are valid and enforceable.  The plaintiff filed a motion for summary judgment that was denied.  On February 28, 2005, PSB filed a motion to dismiss for lack of subject matter jurisdiction.  In response, the plaintiff filed a motion to be allowed to transfer the purported options to Lynn Roseman.  Oral argument was held on March 30, 2005.  PSB intends to defend vigorously the action.  However, there can be no assurance regarding the eventual outcome of this litigation.

D.  On December 29, 2004, PSB received a shareholder demand letter (the “Demand Letter”) on behalf of several purported shareholders alleging that certain of PSB’s officers, directors and employees engaged in a pattern and practice of acts of waste of corporate assets and failed to make certain required public disclosures.  The purported acts related to failure to disclose certain information in PSB’s Securities Exchange Act of 1934 reports filed with the SEC, incomplete or inaccurate financial reporting, certain actions taken by directors related to the merger of PSB and Jade Financial Corp., and issues related to PSB’s decision to void the FBP options.  On January 20, 2005, the board of directors of PSB appointed a special committee composed of three independent directors.  The independent directors appointed to the special committee are Dennis Wesley, James W. Eastwood, and James Kenney.  The special committee was charged with (i) investigating the allegations in the Demand Letter, (ii) preparing and presenting a report to the full board of directors of the results of their investigation, and (iii) making a recommendation to the full board of directors as to whether or not to proceed with a shareholder derivative action.  The special committee has engaged separate legal counsel to assist it in the preparation of its report.

E.  On March 17, 2005, Raymond Silverstein, as Trustee under an Irrevocable Trust dated April 1, 1993, and Carl Lingle, as shareholders suing derivatively in the name and right of PSB, filed an action in the United States District Court for the Eastern District of Pennsylvania against PSB and each individual member of the board of directors seeking among other things a judgment declaring the 2001 PSB Stock Incentive Plan (the “Plan”) and certain options granted pursuant to the Plan to be null and void.  The plaintiffs contend that PSB’s board of directors breached their fiduciary duty and engaged in self-dealing by knowingly disavowing 1,317,200 options granted in the acquisition of First Bank of Philadelphia which they knew were valid and subsequently soliciting and obtaining the approval of PSB’s shareholders for the Plan to allow for the granting of new options to PSB’s board of directors and executive management.  On April 29, 2005, PSB filed a motion to dismiss the cases.  PSB unequivocally denies the allegations contained in the action and intends to defend vigorously the action.  However, there can be no assurance regarding the eventual outcome of this litigation.

F.  On April 8, 2005, PSB filed a declaratory judgment action in the Court of Common Pleas of Philadelphia County against the various purported option holders seeking an order declaring the disputed options void and invalid.

G.  On April 15, 2005, in response to the Dismissal, Carl Lingle, Raymond Silverstein, as Trustee under an Irrevocable Trust, Gerald Lehrfeld, Joan Lehrfeld, Jay Roseman and Lynn Roseman, purported option holders, filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 854,858 options previously declared invalid by PSB are valid and enforceable or in the alternative an award of money damages estimated to be not less than $11 million.  PSB intends to defend vigorously the action.  However, there can be no assurance regarding the eventual outcome of this litigation.

Additional information related to these actions is contained in PSB’s previously filed reports on Forms 10-K, 10-Q and 8-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.           Defaults upon Senior Securities.

Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

None

Item 5.           Other Information.

None

Item 6.           Exhibits.

(a)  Exhibits.

31.1                                                        Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

31.2                                                        Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

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
John Carrozza,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

May 16, 2005

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.