Form 10-Q/A
period 2005-03-31
PSB BANCORP INC
filed 2005-05-17
CIK 1047537

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

PSB BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PSB BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF FINANCIAL CONDITION

(In thousands except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,554	$4,355
Interest-earning deposits with banks	55,715	49,964
Federal funds sold	2,654	331
Total cash and cash equivalents	65,923	54,650

Loans held-for-sale	1,018	3,792
Investment securities available-for-sale, at fair value	89,619	94,112
Investment securities held to maturity (fair value $1,506 and $1,544)	1,510	1,533
Federal Home Loan Bank stock – at cost	1,009	1,308
Federal Reserve Bank stock – at cost	1,187	1,139

Loans	355,411	356,142
Less allowance for possible loans losses	(3,201)	(3,157)
Net loans	352,210	352,985
Accrued interest receivable	2,269	2,071
Premises and equipment, net	2,655	2,470
Bank-owned life insurance	12,810	12,696
Other assets	7,338	6,321
	25,072	23,558
Total assets	$537,548	$533,077

Liabilities
Deposits
Non-interest bearing	37,497	30,786
Interest bearing	441,835	444,494

Total deposits	479,332	475,280

Securities sold under agreements to repurchase	1,116	1,105
Advances from borrowers for taxes and insurance	2,540	3,114
Other liabilities	2,642	1,421
	6,298	5,640
Total liabilities	485,630	480,920

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 4,893,609 and 4,890,543 shares issued and outstanding on March 31, 2005 and December 31, 2004, respectively	45,437	45,270
Retained earnings	9,563	8,989
Accumulated other comprehensive loss	(1,454)	(440)
Employee stock ownership plan	(1,198)	(1,232)
Treasury stock, at cost, 78,187 and 78,187 on March 31, 2005 and December 31, 2004, respectively	(430)	(430)

Total shareholders’ equity	51,918	52,157

Total liabilities and shareholders’ equity	$537,548	$533,077

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