Form 10-Q
period 2005-06-30
PSB BANCORP INC
filed 2005-08-15
CIK 1047537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from.

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐     No  ☒

Number of shares outstanding as of June 30, 2005

Common Stock (no par value)	5,097,828
(Title of Class)	(Outstanding Shares)

PSB BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

PSB BANCORP, INC. AND SUBSIDIARIES

STATEMENTS OF FINANCIAL CONDITION

(In thousands except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,243	$4,355
Interest-earning deposits with banks	55,628	49,964
Federal funds sold	2,572	331
Total cash and cash equivalents	64,443	54,650

Loans held-for-sale	4,329	3,792
Investment securities available-for-sale, at fair value	95,609	94,112
Investment securities held to maturity (fair value $1,506 and $1,544)	1,436	1,533
Federal Home Loan Bank stock – at cost	1,009	1,308
Federal Reserve Bank stock – at cost	1,187	1,139

Loans	353,174	356,142
Less allowance for possible loans losses	(3,193)	(3,157)
Net loans	349,981	352,985
Accrued interest receivable	2,173	2,071
Premises and equipment, net	2,812	2,470
Bank-owned life insurance	12,928	12,696
Other assets	6,679	6,321

Total assets	$542,586	$533,077

Liabilities
Deposits
Non-interest bearing	41,074	30,786
Interest bearing	442,385	444,494

Total deposits	483,459	475,280

Securities sold under agreements to repurchase	1,119	1,105
Advances from borrowers for taxes and insurance	2,774	3,114
Other liabilities	2,375	1,421

Total liabilities	489,727	480,920

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 5,097,828 and 4,893,609 shares issued and outstanding on June 30, 2005 and December 31, 2004, respectively	45,598	45,270
Retained earnings	9,766	8,989
Accumulated other comprehensive loss	(911)	(440)
Employee stock ownership plan	(1,164)	(1,232)
Treasury stock, at cost, 78,252 and 78,187 on June 30, 2005, and December 31, 2004, respectively	(430)	(430)

Total shareholders’ equity	52,859	52,157

Total liabilities and shareholders’ equity	$542,586	$533,077

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended June 30,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$6,226	$5,118
Investment securities	846	818
Deposits with banks	347	160
Total interest income	7,419	6,929

Interest expense
Interest on deposits	2,700	1,937
Interest on borrowings	6	5
Total interest expense	2,706	1,942

Net interest income	4,713	4,987

Provision for loan losses	90	0

Net interest income after provision for loan losses	4,623	4,987

Non-interest operating income
Service fees on deposit accounts	289	276
Loss on sale of real estate owned	(5)	11
Bank owned life insurance	118	76
Gain on sale of investment securities	3	—
Other	180	110
Total non-interest operating income	585	473

Non-interest expenses
Salaries and employee benefits	2,536	2,463
Occupancy and equipment	627	578
Other operating	1,729	1,735
Total non-interest expenses	4,892	4,776

Income before net effect of income taxes and Ironbridge Holdings, Inc. consolidation	316	684

Net effect of Ironbridge Holdings, Inc. consolidation	(2)	65

Income before net effect of income taxes	314	749
Income taxes	(111)	(225)

Net income	$203	$524

Net income per common share
Basic:	$0.04	$0.12

Diluted:	$0.04	$0.10

The accompanying notes are an integral part of these financial statements

	Six months ended June 30,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$12,271	$11,107
Investment securities	1,680	1,806
Deposits with banks	656	250
Total interest income	14,607	13,163

Interest expense
Interest on deposits	5,189	3,734
Interest on borrowings	12	11
Total interest expense	5,201	3,745

Net interest income	9,406	9,418

Provision for loan losses	225	0

Net interest income after provision for loan losses	9,181	9,418

Non-interest operating income
Service fees on deposit accounts	611	545
Loss on sale of real estate owned	(43)	27
Bank owned life insurance	233	196
Gain on sale of investment securities	423	—
Other	293	245
Total non-interest operating income	1,517	1,013

Non-interest expenses
Salaries and employee benefits	5,024	4,629
Occupancy and equipment	1,275	1,143
Other operating	3,301	3,041
Total non-interest expenses	9,600	8,813

Income before net effect of income taxes and Ironbridge Holdings, Inc. consolidation	1,098	814

Net effect of Ironbridge Holdings, Inc. consolidation	33	(23)

Income before net effect of income taxes	1,131	1,595
Income taxes	(357)	(463)

Net income	$774	$1,132

Net income per common share
Basic:	$0.17	$0.26

Diluted:	$0.14	$0.22

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Six months Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to net cash
Net income	$774	$1,132
Adjustments used in operating activities:
Provision for possible loan losses	225	—
Depreciation and amortization	499	384
Amortization of discounts and accretion of premiums on investment securities	140	72
Restricted stock.	200	—
Loss (gain) on sale of real estate	43	(27)
Proceeds from sale and amortization of loans held-for-sale	18,674	7,719
Originations of loans held-for-sale	(19,201)	(18,493)
ESOP expense	196	301
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(102)	220
(Increase) in other assets	305	(137)
(Increase) decrease change in accrued expenses	954	(1,027)
Total Adjustments	1,933	(10,988)

Net cash provided by (used in) operating activities	2,707	(9,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(10,092)	(9,765)
Proceeds from sales of investment securities	2,135	10,000
Proceeds from maturities and calls of investment securities	5,378	10,614
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	252	(1,042)
Net decrease (increase) in loans	2,212	(14,224)
Proceeds from sale of real estate owned	165	170
Purchase of premises and equipment	(835)	(221)

Net cash used in investing activities	(767)	(4,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,179	32,405
Increase in securities sold under agreements to repurchase	14	7
(Decrease) increase in advances for borrowers’ taxes and insurance	(340)	322
Exercised stock options		27
Change in treasury stock		(23)
Net cash provided by financing activities	7,853	32,738

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,793	18,414

Cash and cash equivalents, beginning of period	54,650	52,408

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,443	$70,822

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
Net income	$203	$524	$774	$1,132

Other comprehensive income, net of tax:

Accumulated comprehensive gain (loss), investments available for sale	543	(1,400)	(471)	(687)

Comprehensive income	$746	$(876)	$303	$445

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

1.              Basis of Presentation

This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc. (“PSB”) and its subsidiaries.

PSB’s financial statements reflect all adjustments and disclosures that management believes are necessary for a fair presentation of interim results.  The results of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2005.  You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

The financial information in this quarterly report has been prepared in accordance with PSB’s customary accounting practices; these financial statements have not been audited.  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

2.              Earnings Per Share (EPS)

The following table illustrates the required disclosure of the numerators and denominators of the basic and diluted EPS computation.  PSB was a defendant in a lawsuit resulting from the cancellation of a number of options issued in conjunction with the acquisition of First Bank of Philadelphia (see Part II, Item 1 – Legal Proceedings, herein)  The computation of dilutive earnings per share for all periods presented in the below tables includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management.  These shares continue to be considered contingently issuable shares and are required to be included in the calculation of diluted EPS and excluded from the calculation of basic EPS.

	Six months ended June 30, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$774	4,659	$0.17

Effect of dilutive stock options	—	985	(0.03)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$774	5,644	$0.14

All options were dilutive at June 30, 2005.

	Three months ended June 30, 2005
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$203	4,655	$0.04

Effect of dilutive stock options	—	967	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$203	5,622	$0.04

All options were dilutive at June 30, 2005.

	Six months ended June 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$1,132	4,284	$0.26

Effect of dilutive stock options	—	796	(0.04)

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$1,132	5,080	$0.22

There were 2,128 options that were not dilutive for the six months ended June 30, 2004.

	Three months ended June 30, 2004
	Income (numerator)	Weighted average shares (denominator)	Per share amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$524	4,277	$0.12

Effect of dilutive stock options	—	772	(0.02)

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$524	5,049	$0.10

All options were dilutive at June 30, 2004.

3.              New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005.  PSB is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements.  It is, however, expected to have a negative effect on consolidated net income.

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

In the second quarter of 2004, PSB adopted FASB interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”).  In applying FIN 46(R), it was determined that PSB, as the largest shareholder and virtually Iron Bridge’s only financial resource, would absorb a majority of Iron Bridge’s expected losses.  Therefore, it was PSB’s conclusion that in accordance with FIN 46(R), Iron Bridge is a variable interest entity and thus PSB was required to consolidate the financial results of Iron Bridge during the second quarter of 2004.

The consolidation of Iron Bridge resulted in PSB recording goodwill of $1.4 million and minority interest of $246,000.  PSB accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”.  Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary.  PSB tests for impairment based on the goodwill maintained at each defined reporting unit.  A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies.  If the fair value of the reporting unit exceeds its then book value, no write-down of recorded goodwill is necessary.  If the fair value of a reporting unit is less, an expense may be required on PSB’s books to write down the related goodwill to the proper carrying value.  As of March 31, 2005, PSB updated its impairment testing from December 31, 2004, and determined that no impairment write-off was necessary.  No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

5.              Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Item 2.           Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

General

PSB’s results of operations depend primarily on the First Penn Bank’s (the “Bank”) net interest income, which is the difference between interest income on its interest-earning assets, and interest expense on its interest-bearing liabilities.  The Bank’s interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings.  The Bank’s net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary, employee benefits, occupancy costs, and charges relating to non-performing and other classified assets.

Impact of Inflation

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles that require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operation of the Bank is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Critical Accounting Policies, Judgments, and Estimates

The accounting and reporting policies of PSB and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to the financial services industry.  All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented.  Therefore, actual results could differ significantly from those estimates.

Allowance for Loan Losses

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

Performance Overview

PSB’s net income for the second quarter of 2005 was $203,000 or $0.04 and $0.04 on a basic and diluted per share basis, respectively, compared to net income of $524,000 or $0.12 and $0.10 on a basic and diluted per share basis for 2004.  The results for the second quarter of 2005 were affected primarily by rising interest rates that increased the cost of funds.  Additionally, increases in non-interest expense in the areas of salaries and employee benefits, professional fees and other operating expenses related to the opening of a new branch in the Chinatown section of Philadelphia and the on-going litigation (See Part II-Item 1. “Legal Proceedings”) had a dampening effect on net income.

For the three months ended June 30, 2005, the Bank’s net interest margin decreased 47 basis points to 3.72% from 4.19% for the same period in 2004.

The Bank’s net interest margin decreased by 40 basis points from 4.11% for the six months ended June 30, 2004 to 3.71% for the same period in 2005.

Net Income

PSB’s net income totaled $203,000 and $524,000 for the three months ended June 30, 2005 and 2004, respectively.  PSB’s basic and diluted earnings per share for the three months ended June 30, 2005 were $0.04 and $0.04 respectively, compared to $0.12 and $0.10 per share for the three months ended June 30, 2004.

PSB’s net income totaled $774,000 and $1.1 million for the six months ended June 30, 2005 and June 30, 2004, respectively.  PSB’s basic and diluted earnings per share for the six months ended June 30, 2005 were $0.17 and $0.14 respectively compared to $0.26 and $0.22 for the six months ended June 30, 2004.  Rising interest contributed to the increase in the cost of funds resulting in a decrease in net interest income.  Additionally, increases in non-interest expense in the areas of salaries and employee benefits, professional fees and other operating expenses related to the opening of a new branch in the Chinatown section of Philadelphia also negatively effected net income during the first six months of 2005.

Management continues to pursue lending strategies to increase consumer home equity, and home equity lines of credit balances.  The commercial real estate and construction loan departments are seeking to currently become more competitive in the rising interest rate market while trying to minimize additional credit risk.

Net Interest Income and Average Balances

Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position.  Net interest income for the second quarter of 2005 decreased 6.0% from $5.0 million in the second quarter of 2004 compared to $4.7 million for the second quarter of 2005. Net interest income for the six month period ended June 30, 2005, was $9.4 million the same as the six month period in 2004.

Overall, average total interest-earning assets provided a yield of 5.86% for the three months ended June 30, 2005, compared to 5.82% for the same period in 2004.  Average total loans were $356.5 million for the three months ended June 30, 2005, and provided a yield of 6.99% for the period, compared to average total loans of $308.3 million for the three months ended June 30, 2004, which provided a yield of 7.63% for the period.

Overall, average total interest-earning assets provided a yield of 5.76% for the six months ended June 30, 2005, compared to 5.75% for the same period in 2004.  Average total loans were $356.2 million for the six months ended June 30, 2005, and provided a yield of 6.89% for the period, compared to average total loans of $302.1 million for the six months ended June 30, 2004, which provided a yield of 7.35%.

Average total interest-bearing liabilities increased from $415.0 million to $445.0 million or 7.23% for the three months ended June 30, 2005 compared to the three-month period ended June 30, 2004.  The average rate on total interest-bearing liabilities increased 56 basis points from 1.87% for the three months ended June 30, 2004 to 2.43% for the three months ended June 30, 2005.  The increase in interest-bearing liabilities resulted from increases in certificates of deposit.  The increase in the overall rate paid on interest-bearing liabilities was due to PSB’s decision to increase deposits by offering more competitive interest rates on its certificates of deposit.

Average total interest-bearing liabilities increased from $400.3 million to $445.1 million or 11.19% for the six months ended June 30, 2005, compared to the six month period ended June 30, 2004.  The average rate on total interest-bearing liabilities increased 47 basis points from 1.87% for the six months ended June 30, 2004 to 2.34% for the six months ended June 30, 2005.  The increase in interest-bearing liabilities resulted from a significant increase in certificates of deposit.  The increase in the overall rate paid on interest-bearing liabilities was due to PSB’s decision to increase deposits by offering more competitive interest rates on its certificates of deposit.

The combination of our increased funding costs resulting from higher rates and reduced loan yield resulted in a 40 basis point compression of our net interest margin for the period ended June 30, 2005, compared to the six month period ended June 30, 2004 and a 47 basis point compression for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.

Provision for Loan Losses

The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses.  PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio.  Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations.  PSB made a provision of $225,000 for loan losses during the six months ended June 30, 2005 and made no provision for the six months ended June 30, 2004.  Additionally,  PSB had charge-offs against the allowance for loan losses of $268,000 and $192,000 and recoveries of $80,000 and $98,000 during the six month periods ended June 30, 2005 and 2004, respectively.

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

Three months Ended June 30,
2005	2004
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$54,554	$347	2.54%	$67,608	$160	0.95%
Investment securities	61,702	505	3.27	49,003	416	3.40
Mortgage-backed securities	34,064	341	4.00	51,447	472	3.67
Loans	356,461	6,226	6.99	308,271	5,881	7.63
Total interest-earning assets	506,781	$7,419	5.86%	476,329	$6,929	5.82%
Noninterest-earning assets	33,318	20,240
Total assets	$540,099	$496,569

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$25,297	$32	0.51%	$26,313	$34	0.52%
Money market accounts	50,720	193	1.52	71,114	201	1.13
Savings deposits	83,963	251	1.20	92,840	247	1.06
Certificates	283,866	2,224	3.13	223,649	1,455	2.60
Total deposits	443,846	2,700	1.22%	413,916	1,937	1.87
Borrowed money	1,118	6	2.15	1,105	5	1.81
Total interest-bearing liabilities	444,964	$2,706	2.43%	415,021	$1,942	1.87%
Non-interest-bearing liabilities	42,745	33,316
Total liabilities	487,709	448,337
Shareholders’ equity	52,390	48,232

Total liabilities and shareholders’ equity	$540,099	$496,569
Net interest income	$4,713	$4,987
Interest rate spread	3.42%	3.95%
Net yield on interest-earning assets	3.72%	4.19%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x	1.15	x

Six months Ended June 30,
2005	2004
Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$56,514	$656	2.32%	$55,324	$250	0.90%
Investment securities	59,981	971	3.24	51,553	752	2.92
Mortgage-backed securities	34,478	709	4.11	49,172	1,054	4.29
Loans	356,242	12,271	6.89	302,133	11,107	7.35
Total interest-earning assets	507,215	$14,607	5.76%	458,182	$13,163	5.75%
Noninterest-earning assets	30,543	29,663
Total assets	$537,758	$487,845

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$25,599	$66	0.52%	$26,458	$67	0.51%
Money market accounts	50,219	355	1.41	69,743	416	1.19
Savings deposits	85,218	490	1.15	91,930	516	1.12
Certificates	282,918	4,278	3.02	211,045	2,735	2.59
Total deposits	443,954	5,189	2.34%	399,176	3,734	1.87
Borrowed money	1,117	12	2.15	1,103	11	1.99
Total interest-bearing liabilities	445,071	$5,201	2.34%	400,279	$3,745	1.87%
Non-interest-bearing liabilities	40,375	39,704
Total liabilities	485,446	439,983
Shareholders’ equity	52,312	47,862

Total liabilities and shareholders’ equity	$537,758	$487,845
Net interest income	$9,406	$9,418
Interest rate spread	3.42%	3.87%
Net yield on interest-earning assets	3.71%	4.11%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.14	x

Non-interest Income

Non-interest income consists of service charges, rental income, other income, and gain on the sale of loans and securities.  Non-interest income for the three month period ended June 30, 2005, increased $112,000 or 23.68% compared to the same period of 2004.  Non-interest income increased $504,000 or 49.75% to $1.5 million for the six months ended June 30, 2005, from $1.0 million for the same period in the prior year.  The significant increase in non-interest income in the six months ended June 30, 2005, was almost exclusively attributable to the gain on the sale of investment securities held by PSA Service Corp.

The following table provides a summary of non-interest income, by category of income, for the six months ended June 30, 2005, and 2004 (in thousands):

	Six months ended June 30,
	2005	2004
	(In thousands)

Service fees on deposit accounts	$611	$545
Loss on sale of loans and real estate owned	(43)	27
Banked owned life insurance	233	196
Gain on sale of stock and investments	423	—
Other	293	245
Total	$1,517	$1,013

Non-interest Expense

Non-interest expense for the Bank increased $787,000 or 9.09%, to $9.6 million for the six months ended June 30, 2005, from $8.8 million for the same period in the prior year.  The primary reasons for the increase in non-interest expense were increases in salaries and employee benefits and occupancy and equipment expense and other operating expenses related to expenditures for the Bank’s new branch in the Chinatown section of Philadelphia and professional fees related to the on-going option litigation.

The following table provides a summary of non-interest expense, by category of expense, for the six months ended June 30, 2005, and 2004:

	Six months ended June 30,
	2005	2004
	(In thousands)

Salaries and employment benefits	$5,024	$4,629
Rent and occupancy expense	1,275	1,143
Professional fees	753	422
FDIC insurance expense	61	120
General insurance	159	153
Advertising	135	153
Data processing fees	181	106
Director fees	136	137
Other operating expense	1,876	1,950
Total	$9,600	$8,813

Provision for Income Taxes

Income tax provisions for the six month periods ended June 30, 2005 and 2004 were $357,000 and $463,000, respectively.

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

PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return.  Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization, and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments.  The liquidity position of PSB is also strengthened by a $201.7 million credit facility with the Federal Home Loan Bank (“FHLB”).  Advances are secured by FHLB stock and qualifying mortgage loans.  PSB had no outstanding borrowings from the FHLB as of June 30, 2005.

Maximizing cash flow over time is crucial to the maintenance of adequate liquidity.  PSB’s total cash flow is a product of its operating activities, investing activities and financing activities.  During the six months ended June 30, 2005, net cash provided by operating activities was $2.7 million, compared to net cash used in operating activities of $9.9 million for the same period of 2004.  During the six months ended June 30, 2005, net cash used in investing activities was $767,000, compared to net cash used in investing activities of $4.5 million for the same period of 2004.  Financing activities provided net cash of $7.9 million during the six months ended June 30, 2005, compared to $32.7 million in net cash provided by financing activities for the same period of 2004.  The net result of these items was a $9.8 million increase in cash and cash equivalents for the six months ended June 30, 2005, compared to an $18.4 million increase in cash and cash equivalents for the same period of 2004.

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

Capital Adequacy

PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators.  At June 30, 2005, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%.  PSB’s actual Tier I and total capital ratios at June 30, 2005, were 14.58% and 15.47%, respectively, and PSB’s Tier I leverage ratio was 9.72%.  These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.

On June 30, 2005, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well Capitalized	At June 30, 2005		At December 31, 2004
	Ratios	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital		$52,335	$41,190	$51,207	$39,938
Tier II Capital		3,193	3,193	3,157	3,157
Total Qualifying Capital		$55,528	$44,383	$54,364	$43,095

Risk Adjusted Total Assets		$358,868	$355,404	$351,023	$349,124

Tier I Risk Based Capital Ratio	6.00%	14.58%	11.59%	14.59%	11.44%
Total Risk Based Capital Ratio	10.00%	15.47%	12.49%	15.49%	12.34%
Leverage Ratio	5.00%	9.72%	7.68%	9.53%	7.48%

Average Assets		$538,693	$536,195	$537,232	$534,026

FINANCIAL CONDITION

General

PSB’s total assets increased $9.5 million from $533.1 at December 31, 2004, to $542.6 million, as of June 30, 2005, an increase of 1.78%.  Net loans outstanding decreased by $3.0 million, or 0.85%, and cash and cash equivalents grew by 17.95% to $64.5 million during the first six months of 2005.  Total deposits equaled $483.5 million, an increase of $8.2 million or 1.72%, during the first six months of 2005.  The increase in deposits was primarily as a result of increases in certificates of deposit.  At June 30, 2005, PSB’s net loan portfolio totaled $350.0 million compared to $353.0 million at December 31, 2004.

The following tables summarize the loan portfolio of PSB by loan category and amount at June 30, 2005, compared to December 31, 2004, respectively.  From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to first party investors within PSB’s financial reporting periods.  Similarly, student loans are frequently originated and sold within PSB’s financial reporting periods.  Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end.  The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At June 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent	Variance	% Change
Real Estate Loans(1):
One-to-four family(2)	$132,709	37.57%	$140,459	39.43%	$(3,689)	(2.63)%
Construction loans	32,867	9.30%	21,854	6.13%	9,369	42.87%
Five or more family residential	19,815	5.61%	18,888	5.30%	(1,302)	(6.89)%
Nonresidential	124,582	35.27%	132,066	37.07%	(4,780)	(3.62)%

Commercial loans	19,705	5.58%	21,439	6.02%	(620)	(2.89)%
Consumer loans	23,562	6.67%	21,516	6.04%	285	1.32%
Total loans	$353,240	100.00%	$356,222	100.00%	$(737)	(0.21)%

Less:
Unearned fees and discounts	$66		$80
Allowance for loan losses	3,193		3,157
Net Loans	$349,981		$352,985

(1)               Real Estate Loans represent loans secured by real estate

(2)               Does not include loans held for sale

The following table summarizes the loan portfolio of PSB by loan type and amount at June 30, 2005, and December 31, 2005.

	At June 30 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
Fixed rates	$249,149	70.53%	$252,659	70.93%
Adjustable rate	104,091	29.47%	103,563	29.07%
Total loans	$353,240	100.00%	$356,222	100.00%

Total investment securities decreased $4.5 million, or 4.71%, to $91.1 million at June 30, 2005, from $95.6 million at December 31, 2004.

Asset Quality

Non-Performing Assets

PSB’s non-performing assets increased $273,000, or 4.88%, to $4.3 million at June 30, 2005, from $4.1 million at December 31, 2004.  As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful.  This is normally done when a loan reaches 90 days delinquent.  At this time, all accrued but unpaid interest is reversed.  There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.

The following table sets forth non-performing assets as of June 30, 2005 and December 31, 2004:

	At June 30, 2005	At December 31, 2004
	(Dollars in thousands)

Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	3,279	3,633

Total nonperforming loans	3,279	3,633
Real estate owned (REO)	1,049	422
Total nonperforming assets	$4,328	$4,055

Nonperforming loans to total loans	0.93%	1.02%

Nonperforming assets to total assets	0.80%	0.76%

Allowance for loan losses to total loans	0.90%	0.90%

Allowance for loan losses to nonperforming loans	97.38%	86.90%

Allowance for loan losses to nonperforming assets	73.78%	77.85%

Net charge-offs as a percentage of total loans	0.08%	0.04%

Note:  Total loans includes loans held for sale

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

Item 4.  Controls And Procedures

PSB’s management conducted an evaluation, under the supervision and with the participation of PSB’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of PSB’s disclosure controls and procedures as of June 30, 2005.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PSB’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in PSB’s SEC reports.  In addition, PSB’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed PSB’s internal controls, and there have been no significant changes in PSB’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

On June 30, 2004, the Court granted the plaintiffs’ motion for summary judgment.  PSB appealed the Court’s decision to the United States Court of Appeals for the Third Circuit (the “Appeals Court”).  Subsequently, on February 15, 2005, the Appeals Court upheld the grant of summary judgment for the plaintiffs.  On February 28, 2005, PSB filed a petition for rehearing with the Appeals Court in which PSB averred that, based on recently discovered information, the court lacked jurisdiction because at least one of the plaintiffs was a Pennsylvania resident and therefore diversity of citizenship was absent.

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

D.  On December 29, 2004, PSB received a shareholder demand letter (the “Demand Letter”) on behalf of several purported shareholders alleging that certain of PSB’s officers, directors and employees engaged in a pattern and practice of acts of waste of corporate assets and failed to make certain required public disclosures.  The purported acts related to failure to disclose certain information in PSB’s Securities Act of 1934 reports filed with the SEC, incomplete or inaccurate financial reporting, certain actions taken by directors related to the merger of PSB and Jade Financial Corp., and issues related to PSB’s decision to void the FBP options.  On January 20, 2005, the board of directors of PSB appointed a special committee composed of three independent directors.  The independent directors appointed to the special committee are Dennis Wesley, James W. Eastwood, and James Kenney.  The special committee was charged with (i) investigating the allegations in the Demand Letter, (ii) preparing and presenting a report to the full board of directors of the results of their investigation, and (iii) making a recommendation to the full board of directors as to whether or not to proceed with a shareholder derivative action.  The special committee has engaged separate legal counsel to assist it in the preparation of its report.

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

There are no additional material developments to report regarding the above actions at the time of the filing of this quarterly report on Form 10-Q.

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

August 15, 2005

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.