Form 10-Q
period 2005-09-30
PSB BANCORP INC
filed 2005-11-14
CIK 1047537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☐
Number of shares outstanding as of September 30, 2005

Common Stock (no par value)	5,140,685

(Title of Class)	(Outstanding Shares)

PSB BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PSB BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF FINANCIAL CONDITION
(In thousands except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$4,544	$4,355
Interest-earning deposits with banks	41,668	49,964
Federal funds sold	2,589	331

Total cash and cash equivalents	48,801	54,650

Loans held-for-sale	1,316	3,792
Investment securities available-for-sale, at fair value	126,988	94,112
Investment securities held to maturity (fair value $1,345 and $1,544)	1,350	1,533
Federal Home Loan Bank stock — at cost	1,132	1,308
Federal Reserve Bank stock — at cost	1,187	1,139

Loans	360,989	356,142
Less allowance for possible loans losses	(3,250)	(3,157)

Net loans	357,739	352,985

Accrued interest receivable	2,503	2,071
Premises and equipment, net	2,607	2,470
Bank-owned life insurance	13,053	12,696
Other assets	6,830	6,321

Total assets	$563,506	$533,077

Liabilities
Deposits
Non-interest bearing	$35,793	$30,786
Interest bearing	469,119	444,494

Total deposits	504,912	475,280

Securities sold under agreements to repurchase	1,123	1,105
Advances from borrowers for taxes and insurance	2,001	3,114
Other liabilities	2,405	1,421

Total liabilities	510,441	480,920

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 5,140,685 and 4,893,609 shares issued and outstanding on September 30, 2005 and December 31, 2004, respectively	46,137	45,270
Preferred stock, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Retained earnings	9,645	8,989
Accumulated other comprehensive loss	(1,158)	(440)
Employee stock ownership plan	(1,129)	(1,232)
Treasury stock, at cost, 78,252 and 78,187 on September 30, 2005, and December 31, 2004, respectively	(430)	(430)

Total shareholders’ equity	53,065	52,157

Total liabilities and shareholders’ equity	$563,506	$533,077

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended
	September 30,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$6,270	$5,666
Investment securities	1,054	811
Deposits with banks	520	265

Total interest income	7,844	6,742

Interest expense
Interest on deposits	3,317	2,286
Interest on borrowings	6	6

Total interest expense	3,323	2,292

Net interest income	4,521	4,450

Provision for loan losses	45	90

Net interest income after provision for loan losses	4,476	4,360

Non-interest operating income	573	490

Non-interest expenses
Salaries and employee benefits	2,735	2,564
Occupancy and equipment	673	608
Other operating	1,790	1,326

Total non-interest expenses	5,198	4,498

Income before income tax benefit (expense) and Ironbridge Holdings, Inc. consolidation	(149)	352

Net effect of Ironbridge Holdings, Inc. consolidation	—	42

(Loss)Income before income tax benefit (expense)	(149)	394
Income tax benefit (expense)	29	(134)

Net (loss) income	$(120)	$260

Net (loss) income per common share
Basic:	$(0.03)	$0.06

Diluted:	$(0.03)	$0.05

The accompanying notes are an integral part of these financial statements

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$18,541	$16,773
Investment securities	2,734	2,617
Deposits with banks	1,176	515

Total interest income	22,451	19,905

Interest expense
Interest on deposits	8,506	6,020
Interest on borrowings	18	17

Total interest expense	8,524	6,037

Net interest income	13,927	13,868

Provision for loan losses	270	90

Net interest income after provision for loan losses	13,657	13,778

Non-interest operating income	2,064	1,503

Non-interest expenses
Salaries and employee benefits	7,759	7,193
Occupancy and equipment	1,946	1,751
Other operating	5,067	4,367

Total non-interest expenses	14,772	13,311

Income before income taxes and Ironbridge Holdings, Inc. consolidation	949	1,970

Net effect of Ironbridge Holdings, Inc. consolidation	33	19

Income before income taxes	982	1,989
Income taxes	(328)	(676)

Net income	$654	$1,313

Net income per common share
Basic:	$0.14	$0.30

Diluted:	$0.11	$0.26

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Nine months Ended
	September 30,
	2005	2004
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net income	$654	$1,313
Adjustments used in operating activities:
Provision for loan losses	270	90
Depreciation and amortization	754	614
Amortization of discounts and accretion of premiums on investment securities	197	104
Restricted stock	264	—
Loss (gain) on sale of real estate	43	(10)
Gain on sale of securities	(440)	—
Proceeds from sale and amortization of loans held-for-sale	28,555	8,766
Originations of loans held-for-sale	(26,079)	(32,843)
ESOP expense	293	460
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(432)	110
(Increase) in other assets	155	(148)
(Increase) decrease change in accrued expenses	984	(1,096)

Net cash provided by (used in) operating activities	5,218	(22,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	(45,645)	(10,845)
Proceeds from sales of investment securities	2,168	10,000
Proceeds from maturities and calls of investment securities	9,054	14,133
Redemption (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	128	(1,078)
Net decrease (increase) in loans	(4,995)	(25,567)
Proceeds from sale of real estate owned	165	170
Purchase of premises and equipment	(892)	(356)

Net cash used in investing activities	(40,017)	(13,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,632	71,238
Increase in securities sold under agreements to repurchase	18	10
Decrease in advances for borrowers’ taxes and insurance	(1,113)	(492)
Exercised stock options	413	2,384
Purchase of treasury stock		(23)

Net cash provided by financing activities	28,950	73,117

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,849)	36,934

Cash and cash equivalents, beginning of period	54,650	52,408

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,801	$89,342

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
Net income (loss)	$(120)	$260	$654	$1,313

Other comprehensive income, net of tax:

Accumulated comprehensive gain (loss), investments available for sale	(247)	742	(671)	55

Comprehensive income (loss)	$(367)	$1,002	$(64)	$1,368

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

The following table illustrates the required disclosure of the numerators and denominators of the basic and diluted EPS computation. PSB was a defendant in a lawsuit resulting from the cancellation of a number of options issued in conjunction with the acquisition of First Bank of Philadelphia (see Part II, Item 1 — Legal Proceedings, herein) The computation of dilutive earnings per share for all periods presented in the below tables includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management. These shares continue to be considered contingently issuable shares and are required to be included in the calculation of diluted EPS and excluded from the calculation of basic EPS.

	Nine months ended September 30, 2005
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$654	4,734	$0.14

Effect of dilutive stock options	—	968	(0.03)
Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$654	5,702	$0.11

All options were dilutive at September 30, 2005.

	Three months ended September 30, 2005
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Loss available to common stockholders	$(120)	4,730	$(0.03)

Effect of dilutive stock options	—	968	—
Diluted earnings per share

Loss available to common stockholders plus effect of dilutive securities	$(120)	5,698	$(0.03)

All options were excluded from net loss per share due to the loss for the three months ended September 30, 2005.

	Nine months ended September 30, 2004
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$1,313	4,444	$0.30

Effect of dilutive stock options	—	689	(0.04)

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$1,313	5,133	$0.26

There were 2,128 options that were not dilutive for the nine months ended September 30, 2004.

	Three months ended September 30, 2004
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$260	4,437	$0.06

Effect of dilutive stock options	—	728	(0.01)
Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$260	5,165	$0.05

All options were dilutive at September 30, 2004.
3.	New Accounting Pronouncements

The FASB recently issued Statement 154 , Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement are effective for interim or annual periods beginning after September 15, 2005. PSB is currently evaluating the provisions of this revision to determine the impact on its consolidated financial statements. It is, however, expected to have a negative effect on consolidated net income.

In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-

retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.

4.	Variable Interest Entity

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
Impact of Inflation
     The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) that require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.
Critical Accounting Policies, Judgments, and Estimates
     The accounting and reporting policies of PSB and its subsidiaries conform with US GAAP applicable to the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, future results could differ significantly from those estimates.
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
     Income Taxes
     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Based upon the review of all components of the deferred tax assets and liabilities, future taxable income of PSB and regulatory guidelines, management has determined that no allowance is deemed necessary at September 30, 2005. However, circumstances could arise that would require management to revisit the need for such an allowance.
Performance Overview
     PSB’s net loss for the third quarter of 2005 was ($120,000) or ($0.03) and ($0.03) on a basic and diluted per share basis, respectively, compared to net income of $260,000 or $0.06 and $0.05 on a basic and diluted per share basis for 2004. The results for the third quarter of 2005 were primarily affected by a significant increase in non-interest expense in the areas of salaries and employee benefits, professional fees including legal expenses related to the First Bank of Philadelphia option lawsuit and the shareholder derivative suit and other operating expenses related to the opening of a new branch in the Chinatown section of Philadelphia (See Part II-Item 1. “Legal Proceedings”) had a significant effect on net income.
     For the three months ended September 30, 2005, the Bank’s net interest margin decreased 14 basis points to 3.36% from 3.50% for the same period in 2004.
     The Bank’s net interest margin decreased by 30 basis points from 3.89% for the nine months ended September 30, 2004, to 3.59% for the same period in 2005.
Net Income
     PSB’s net (loss) income totaled ($120,000) and $260,000 for the three months ended September 30, 2005, and 2004, respectively. PSB’s basic and diluted (loss) earnings per share for the three months ended September 30, 2005, were ($0.03) and ($0.03) respectively, compared to $0.06 and $0.05 per share for the three months ended September 30, 2004.

     PSB’s net income totaled $654,000 and $1.1 million for the nine months ended September 30, 2005, and September 30, 2004, respectively. PSB’s basic and diluted earnings per share for the nine months ended September 30, 2005 were $0.14 and $0.11 respectively compared to $0.30 and $0.26 for the nine months ended September 30, 2004. Significant increases in non-interest expense in the areas of salaries and employee benefits, professional fees and other operating expenses related to the opening of a new branch in the Chinatown section of Philadelphia substantially affected net income during the first nine months of 2005.
     Management continues to pursue lending strategies to increase consumer home equity, and home equity lines of credit balances. The commercial real estate and construction loan departments are aggressively pursuing a marketing effort to increase their share of these market segments while maintaining an acceptable level of credit risk.
Net Interest Income and Average Balances
     Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position. Net interest income was $4.5 million in the third quarter of 2005 and 2004. Net interest income for the nine month period ended September 30, 2005, of 2005 was $13.9 million in 2005 and for 2004.
     Overall, average total interest-earning assets provided a yield of 5.80% for the three months ended September 30, 2005, compared to 5.30% for the same period in 2004. Average total loans were $359.4 million for the three months ended September 30, 2005, and provided a yield of 7.02% for the period, compared to average total loans of $331.9 million for the three months ended September 30, 2004, which provided a yield of 6.83% for the period.
     Overall, average total interest-earning assets provided a yield of 5.78% for the nine months ended September 30, 2005, compared to 5.59% for the same period in 2004. Average total loans were $357.3 million for the nine months ended September 30, 2005, and provided a yield of 6.93% for the period, compared to average total loans of $312.1 million for the nine months ended September 30, 2004, which provided a yield of 7.17%.
     Average total interest-bearing liabilities increased from $451.0 million to $477.4 million or 5.53% for the three months ended September 30, 2005 compared to the three-month period ended September 30, 2004. The average rate on total interest-bearing liabilities increased 75 basis points from 2.03% for the three months ended September 30, 2004 to 2.78% for the three months ended September 30, 2005. The increase in interest-bearing liabilities resulted from increases in certificates of deposit. The increase in the overall rate paid on interest-bearing liabilities was due to PSB’s decision to increase deposits by offering more competitive interest rates on its certificates of deposit. This was done in order to provide increased liquidity to fund a projected increase in loan demand due to the Bank’s aggressive marketing program to gain market share as well as to retain current customers. Additionally, the Bank offered incentive rates on deposits in the Chinatown branch to establish the Bank’s presence in this highly competitive market.
     In an effort to maintain its core customer base in the increasing interest rate environment the Bank raised interest rates on its certificates of deposit which resulted in additional interest expense.
     Average total interest-bearing liabilities increased from $418.7 million to $446.3 million or 6.34% for the nine months ended September 30, 2005, compared to the nine month period ended September 30, 2004. The average rate on total interest-bearing liabilities increased 57 basis points from 1.92% for the nine months ended September 30, 2004 to 2.49% for the nine months ended September 30, 2005. The increase in interest-bearing liabilities resulted from increases in certificates of deposit.
     The combination of our increased funding costs resulting from higher rates and reduced loan yield resulted in a 30 basis point compression of our net interest margin for the period ended September 30, 2005, compared to the nine month period ended September 30, 2004 and a 14 basis point compression for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004.
     In an effort to increase the lending volume at the Bank, the Bank has recently restructured the commercial lending department to include new lenders with extensive commercial lending experience. The Bank believes that with the addition of these experienced lenders it will be able to gain additional market share and increase the growth rate of its loan portfolio.
Provision for Loan Losses
     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. PSB made a provision of $45,000 for losses for the three months ended September 30, 2005, and $90,000 for the same period of 2004. PSB had charge-off’s against the allowance for loan losses of $55,917 and $111,436 and recoveries of $28,903 and $77,852 during the three month period ended September 30, 2005, and 2004, respectively. PSB made a provision of $270,000 for loan losses during the nine months ended September 30, 2005 and $90,000 for the nine months ended September 30, 2004. Additionally, PSB had charge-off’s against the allowance for loan losses of $324,000 and $304,000 and recoveries of $109,000 and $176,000 during the nine month periods ended September 30, 2005 and 2004, respectively.
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

Three months Ended September 30,
2005	2004
Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$67,897	$520	3.06%	$82,933	$265	1.28%
Investment securities	81,843	719	3.51	50,826	400	3.15
Mortgage-backed securities	34,002	335	3.94	43,089	411	3.82
Loans	359,350	6,270	7.02	331,904	5,666	6.83

Total interest-earning assets	543,092	$7,844	5.80%	508,752	$6,742	5.30%

Noninterest-earning assets	23,313	27,877

Total assets	$566,405	$536,629

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$24,573	$34	0.55%	$27,293	$32	0.47%
Money market accounts	47,805	179	1.50	67,823	195	1.15
Savings deposits	78,569	247	1.26	90,014	242	1.08
Certificates	325,328	2,857	3.51	264,855	1,817	2.74

Total deposits	476,275	3,317	1.39	449,985	2,286	1.02
Borrowed money	1,122	6	2.14	1,108	6	2.17

Total interest-bearing liabilities	477,397	$3,323	2.78%	451,093	$2,292	2.03%

Non-interest-bearing liabilities	36,045	35,972

Total liabilities	513,442	487,065
Shareholders’ equity	52,963	49,564

Total liabilities and shareholders’ equity	$566,405	$536,629

Net interest income	$4,521	$4,450

Interest rate spread	3.02%	3.27%
Net yield on interest-earning assets	3.36%	3.50%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x	1.15	x

Nine months Ended September 30,
2005	2004
Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$59,435	$1,176	2.64%	$64,527	$515	1.06%
Investment securities	67,268	1,690	3.35	51,311	1,106	2.87
Mortgage-backed securities	34,319	1,044	4.06	47,144	1,511	4.27
Loans	357,278	18,541	6.93	312,056	16,773	7.17

Total interest-earning assets	518,300	$22,451	5.78%	475,038	$19,905	5.59%

Noninterest-earning assets	29,580	25,095

Total assets	$547,880	$500,133

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$25,257	$100	0.53%	$26,763	$99	0.49%
Money market accounts	48,320	534	1.47	69,103	611	1.18
Savings deposits	82,797	737	1.19	91,291	758	1.11
Certificates	298,786	7,135	3.18	231,502	4,552	2.62

Total deposits	455,160	8,506	2.49	418,632	6,020	1.92
Borrowed money	1,118	18	2.15	1,105	17	2.05

Total interest-bearing liabilities	456,278	$8,524	2.49%	419,737	$6,037	1.92%

Non-interest-bearing liabilities	38,987	31,845

Total liabilities	495,265	451,582
Shareholders’ equity	52,615	48,551

Total liabilities and shareholders’ equity	$547,880	$500,133

Net interest income	$13,927	$13,868

Interest rate spread	3.29%	3.67%
Net yield on interest-earning assets	3.59%	3.89%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x	1.13	x
Non-interest Income
     Non-interest income consists of service charges, rental income, other income, and gain on the sale of loans and securities. Non-interest income for the three month period ended September 30, 2005, increased $57,000 or 11.63% compared to the same period in 2004. Non-interest income increased $561,000 or 37.32% to $2.0 million for the nine months ended September 30, 2005, from $1.5 million for the same period in the prior year. The significant increase in non-interest income in the nine months ended September 30, 2005, was primarily attributable to the gain on the sale of investment securities held by PSA Service Corp. and the increases in service fee income on deposit accounts.
     The following table provides a summary of non-interest income, by category of income, for the nine months ended September 30, 2005, and 2004 (in thousands):

	Nine months ended September 30,
	2005	2004
	(In thousands)
Service fees on deposit accounts	$979	$811
(Loss)gain on sale of real estate owned	(43)	10
Banked owned life insurance	357	317
Gain on sale of investments/securities	440	—
Other	331	365

Total	$2,064	$1,503

Non-interest Expense
     Non-interest expense for the Bank increased $674,000, or 15.00% for the three months ended September 30, 2005, from $4.5 million to $5.2 million for the three months ended September 30, 2004. Increased legal expenses, pension expenses, and expenses related to the opening of the Chinatown branch were the major factors contributing to the overall increase for the period.
     Non-interest expense for the Bank increased $1.5 million or 11.28%, to $14.8 million for the nine months ended September 30, 2005, from $13.3 million for the same period in the prior year. There are multiple causes for the increase in non-interest expense that negatively affected earnings in 2005; (i) $736,000 related to the on-going option litigation and shareholders derivative law suit; (ii) increased salaries and employee expense resulting from the opening of the Chinatown branch; and (iii) pension expense required to be recognized for the SERP plans and restricted stock awards.
     The following table provides a summary of non-interest expense, by category of expense, for the nine months ended September 30, 2005, and 2004:

	Nine months ended September 30,
	2005	2004
	(In thousands)
Salaries and employment benefits	$7,759	$7,193
Rent and occupancy expense	1,946	1,751
Professional fees	528	517
Option and derivative law suit legal fees	736	118
FDIC insurance expense	90	149
General insurance	232	220
Advertising	214	218
Data processing fees	297	237
Director fees	177	184
Other operating expense	2,793	2,724

Total	$14,772	$13,311

Provision for Income Taxes
     Income tax provisions for the nine month periods ended September 30, 2005 and 2004 were $328,000 and $676,000, respectively.
Liquidity
     The maintenance of adequate liquidity and the mitigation of interest rate risk are integral to the management of PSB’s balance sheet. Liquidity represents the ability to meet potential cash outflows resulting from deposit customers who need to withdraw funds or borrowers who need available credit. PSB’s liquidity is quantified through the use of a standard liquidity ratio of liquid assets (cash and cash equivalents, investment securities available-for-sale, and Federal Home Loan Bank stock) to short-term borrowings plus deposits.
     PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization, and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments. The liquidity position of PSB is also strengthened by a $201.7 million credit facility with the Federal Home Loan Bank (“FHLB”). Advances are secured by FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of September 30, 2005.
     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB’s total cash flow is a product of its operating activities, investing activities and financing activities. During the nine months ended September 30, 2005, net cash provided by operating activities was $5.2 million, compared to net cash used in operating activities of $22.6 million for the same period of 2004. During the nine months ended September 30, 2005, net cash used in investing activities was $40.0 million, compared to net cash used in investing activities of $13.5 million for the same period of 2004. Financing activities provided net cash of $29.0 million during the nine months ended September 30, 2005, compared to $73.1 million in net cash provided by financing activities for the same period of 2004. The net result of these items was a $5.8 million decrease in cash and cash equivalents for the nine months ended September 30, 2005, compared to a $36.9 million increase in cash and cash equivalents for the same period of 2004.
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
Capital Adequacy
     PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At September 30, 2005, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%. PSB’s actual Tier I and total capital ratios at September 30, 2005, were 14.35% and 15.24%, respectively, and PSB’s Tier I leverage ratio was 9.56%. These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.
     On September 30, 2005, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well
	Capitalized	At September 30, 2005		At December 31, 2004
	Ratios	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital		$52,762	$41,235	$51,207	$39,938
Tier II Capital		3,250	3,250	3,157	3,157

Total Qualifying Capital		$56,012	$44,485	$54,364	$43,095

Risk Adjusted Total Assets		$367,590	$364,163	$351,023	$349,124

Tier I Risk Based Capital Ratio	6.00%	14.35%	11.32%	14.59%	11.44%
Total Risk Based Capital Ratio	10.00%	15.24%	12.22%	15.49%	12.34%
Leverage Ratio	5.00%	9.34%	7.51%	9.53%	7.48%

Average Assets		$564,983	$549,237	$537,232	$534,026
FINANCIAL CONDITION
General
     PSB’s total assets increased $30.4 million from $533.1 million at December 31, 2004, to $563.5 million, as of September 30, 2005, an increase of 5.71%. At September 30, 2005, PSB’s net loan portfolio totaled $357.7 million compared to $353.0 million at December 31, 2004, an increase of $4.8 million, or 1.33%, total investment securities increased $32.7 million, or 34.18%, to $128.3 million at September 30, 2005, from $95.6 million at December 31, 2004, and cash and cash equivalents decreased by 5.9 million or 10.07% to $48.8 million during the first nine months of 2005. Total deposits equaled $504.9 million, an increase of $29.6 million or 6.23%, during the first nine months of 2005. The increase in deposits was primarily as a result of increases in certificates of deposit.
          The following tables summarize the loan portfolio of PSB by loan category and amount at September 30, 2005, compared to December 31, 2004, respectively. From time to time, TransNational Mortgage Corp., a subsidiary of PSB, has originated and sold mortgage loans to secondary market within PSB’s financial reporting periods. Similarly, student loans are frequently originated and sold within PSB’s financial reporting periods. Such mortgage and student loans are not reflected in the financial tables and financial statements pertaining to a particular period to the extent that such loans were sold prior to any period end. The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At September 30,		At December 31,
	2005		2004
	Amount	Percent	Amount	Percent	Variance	% Change
Real Estate Loans(1):
One-to-four family(2)	$135,556	37.57%	$140,459	39.43%	$(4,903)	(2.65)%
Construction loans	39,749	10.97%	21,854	6.13%	17,895	81.88%
Five or more family residential	18,592	5.13%	18,888	5.30%	(296)	(1.57)%
Nonresidential	118,386	32.68%	132,066	37.07%	(13,680)	(10.36)%

Commercial loans	19,084	5.27%	21,439	6.02%	(2,355)	(10.89)%
Consumer loans	29,687	8.20%	21,516	6.04%	8,171	37.98%

Total loans	$361,054	100.00%	$356,222	100.00%	$4,832	1.69%

Less:
Unearned fees and discounts	$65		$80
Allowance for loan losses	3,250		3,157

Net Loans	$357,739		$352,985

(1)	Real Estate Loans represent loans secured by real estate.

(2)	Does not include loans held for sale.
The following table summarizes the loan portfolio of PSB by loan type and amount at September 30, 2005, and December 31, 2004.

	At September 30		At December 31,
	2005		2004
	Amount	Percent	Amount	Percent
Fixed rates	$261,384	72.50%	$252,579	70.93%
Adjustable rate	99,605	29.47%	103,563	29.07%

Total loans	$360,989	100.00%	$356,142	100.00%

Asset Quality
Non-Performing Assets
          PSB’s non-performing assets decreased $97,000 or 2.39%, to $4.0 million at September 30, 2005, from $4.1 million at December 31, 2004. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.
     The following table sets forth non-performing assets as of September 30, 2005 and December 31, 2004:

	At September 30,	At December 31,
	2005	2004
	(Dollars in thousands)
Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	2,844	3,633

Total nonperforming loans	2,844	3,633
Real estate owned (REO)	1,114	422

Total nonperforming assets	$3,958	$4,055

Nonperforming loans to total loans	0.79%	1.02%

Nonperforming assets to total assets	0.70%	0.76%

Allowance for loan losses to total loans	0.90%	0.89%

Allowance for loan losses to nonperforming loans	114.28%	86.90%

Allowance for loan losses to nonperforming assets	82.11%	77.85%

Net charge-offs as a percentage of total loans	0.11%	0.04%
Note: Total loans do not include loans held for sale
Allowance for Loan Losses
     The allowance for loan losses is established through a provision for loan losses charged to expense. A charge is made against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. These estimates are particularly susceptible to changes that may result in a material adjustment to the allowance for loan losses. As adjustments become identified, they are reported in earnings for the period in which they become known. Management believes that it makes an informed judgment based upon available information.
     It is the objective of PSB’s evaluation process to establish the following components of the allowance for loan losses: a specific allocation for certain identified loans, a general allocation for identified pools of loans based on risk rating, and a general allocation for inherent loan portfolio losses. Management performs current evaluations of its criticized and classified loan portfolios and assigns specific reserves that reflect the current risk to PSB. A general reserve allocation is applied for pools of loans based on risk rating for all loans not specifically reserved for as described previously. The methodology used to calculate the provision is consistent with the guidance provided in SEC Staff Accounting Bulletin No. 102. Management reviews the adequacy of its allowance on an ongoing basis and will provide, as management may deem necessary, for additional provisions in future periods.
     PSB accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. This standard requires that a creditor measure impairment based on the present value of expected future cash flow discounted at the loan’s effective interest rate, except that, as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in PSB’s assessment of its sensitivity to market risk since its presentation in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Item 4. Controls And Procedures
(a) Disclosure Controls and Procedures. PSB’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of PSB’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, PSB’s disclosure controls and procedures are effective.
(b) Internal Control Over Financial Reporting. There have not been any changes in PSB’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, PSB’s internal control over financial reporting.
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
     On September 30, 2004, the Court granted the plaintiffs’ motion for summary judgment. PSB appealed the Court’s decision to the United States Court of Appeals for the Third Circuit (the “Appeals Court”). Subsequently, on February 15, 2005, the Appeals Court upheld the grant of summary judgment for the plaintiffs. On February 28, 2005, PSB filed a petition for rehearing with the Appeals Court in which PSB averred that, based on recently discovered information, the court lacked jurisdiction because at least one of the plaintiffs was a Pennsylvania resident and therefore diversity of citizenship was absent.
     On April 1, 2005, the Appeals Court granted PSB’s petition for rehearing, vacated its prior ruling, dismissed the case for lack of subject matter jurisdiction and remanded the case to the Court with instructions to dismiss the underlying case for lack of subject matter. On April 26, 2005, the Court dismissed the original case for lack of subject matter jurisdiction (the “Dismissal”).
     B. On September 17, 2004, Hal Shaffer, a purported option holder filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 342,800 of the options previously declared invalid by PSB were valid and enforceable. On February 28, 2005, PSB filed a motion to dismiss which was subsequently denied by the Court. On April 25, 2005, PSB filed a motion for reconsideration. PSB intends to defend vigorously the action. However, there can be no assurance regarding the eventual outcome of this litigation.
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

November 14, 2005

EXHIBIT INDEX

Exhibit No.	Document
31.1	Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.