Form 10-K
period 2005-12-31
PSB BANCORP INC
filed 2006-03-29
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

For the fiscal year ended December 31, 2005,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required),

For the transition period from to
Commission file number: 000-24601

PSB BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2930740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1835 Market Street
Philadelphia, PA 19103
(Address of principal executive offices)
(215) 979-7900
Registrant’s telephone number, including area code:
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock (no par value)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☑          No ☐
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of July 1, 2005 the aggregate market value of the 3,609,307 shares of voting and non-voting common equity of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $46,054,757. This figure is based on the last known sales price, prior to July 1, 2005, reported to the Registrant of $12.76 per share for common stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status. The Registrant has only one class of stock outstanding, as of March 15, 2006, there were 5,140,685 shares of common stock outstanding.
Documents Incorporated by reference: None

PSB BANCORP, INC.
FORM 10-K
For the Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS
      PSB Bancorp, Inc. (“PSB”) was organized as a Pennsylvania business corporation on October 3, 1997, for the purpose of becoming a holding company for First Penn Bank (the “Bank”). PSB is subject to regulation by the Federal Reserve Bank of Philadelphia, and its principal business is the ownership of First Penn Bank. At December 31, 2005, PSB had total assets of $560.7 million, total deposits of $501.1 million and shareholders’ equity of $53.2 million.
      On October 12, 1999, PSB completed its acquisition of First Bank of Philadelphia. In connection with the acquisition, each outstanding share of First Bank of Philadelphia was exchanged for .857 shares of PSB common stock (“Common Stock”). In addition, options to acquire 1,612,500 shares of First Bank of Philadelphia were converted into options to acquire 1,381,912 shares of Common Stock. Subsequent to the conversion of the options, 1,371,200 of the original First Bank of Philadelphia options were deemed by PSB to be invalid and were voided. The purported option holders are contesting this determination. See “Legal Proceedings.”
      As part of the transaction, PSB merged Pennsylvania Savings Bank, which held a state savings bank charter, with and into First Bank of Philadelphia, which held a state commercial bank charter. The resulting operating subsidiary operates under the name First Penn Bank and holds a state commercial bank charter. This provides the Bank with greater lending flexibility.
      On June 29, 2001, PSB acquired Jade Financial Corp. (“Jade”) and its wholly-owned subsidiary, IGA Federal Savings Bank (“IGA”), in a cash transaction valued at approximately $25 million. As part of that transaction, IGA, which held a federal thrift charter, was merged with and into the Bank.
      The Bank operates 13 full-service offices, nine of the offices are located in Philadelphia, Pennsylvania, one office is located in each of Montgomery County, Bucks County, Delaware County, and Chester County, Pennsylvania.
      The Bank is primarily engaged in the business of attracting deposits from the general public in the Bank’s market area and investing the deposits in commercial real estate loans, commercial business loans, construction loans, residential mortgage loans, consumer loans, and mortgage-backed securities. The Bank’s deposits are insured by the Savings Association Insurance Fund of the FDIC to the extent that such deposits were assumed from the mutual savings bank in the 1995 mutual holding company reorganization or in connection with the acquisition of IGA. Deposits accepted by the Bank after the mutual holding company reorganization or as a result of the acquisition of First Bank of Philadelphia are insured by the FDIC’s Bank Insurance Fund.
      As part of a strategy to transition from a savings bank to a full-service commercial bank, PSB has diversified its loan portfolio. In order to achieve a higher net interest margin, reduce interest rate risk and continue to pursue its mission of becoming a full-service commercial bank, the Bank has increased its origination of commercial real estate loans, commercial business loans, and construction loans. Historically, the Bank focused its lending activities primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences for retention in the Bank’s portfolio.
      The addition of the IGA loan portfolio with a high concentration of consumer loan products, has helped diversify the Bank’s loan portfolio. The acquisition of IGA also provided the Bank with an additional five branch offices in Philadelphia and the counties surrounding the Philadelphia metropolitan area, which increased the Bank’s geographical reach and provided access to a larger customer base.
      Through the Bank’s subsidiary, Transnational Mortgage Company, the Bank has conducted a mortgage banking operation since 1989. Mortgage banking consists primarily of the origination, sale, and servicing of first mortgage loans secured by one- to four-family homes. Such loans are sold either as individual loans or as participation certificates issued or guaranteed by FNMA. Loans may be sold either on a servicing retained or servicing released basis.

      First Penn Bank’s principal sources of funds are deposits and the principal and interest payments on loans, investment securities, and mortgage-backed securities. The Bank has available credit with the Federal Home Loan Bank of Pittsburgh (“FHLB”). At December 31, 2005, the Bank had no advances outstanding with the FHLB. The Bank’s principal source of income is interest received from loans, investment securities and mortgage-backed securities. The Bank’s principal expenses are the interest paid on deposits and borrowings and the cost of employee compensation and benefits.
BUSINESS STRATEGY
      PSB’s strategy is to maximize profitability by providing quality deposit and loan products in an efficient manner. Generally, PSB seeks to implement this strategy by emphasizing retail deposits as its primary source of funds and by maintaining a substantial part of its assets in locally-originated commercial real estate loans, commercial business loans, construction loans, residential first mortgage loans, consumer loans, mortgage-backed securities, and other liquid investment securities. PSB’s business strategy incorporates the following elements: (1) increasing deposits by expanding its retail branch network to include other contiguous segments of the metropolitan Philadelphia market, (2) expanding its lending operations throughout the metropolitan Philadelphia area and the adjacent counties of Pennsylvania, New Jersey, and Delaware, and (3) increasing net interest income and reducing interest rate risk by emphasizing primarily the origination of commercial real estate, construction, commercial business loans, and consumer loans that generally bear higher interest rates and have shorter terms than residential mortgage loans.
      The Bank continues to pursue a strategy of increasing shareholder value. As part of this strategy, the Bank recently conducted a review of all executive, senior and middle management personnel with a goal of determining specific areas that require realignment or additional focus to support the continued growth and profitability of the Bank. This review included a complete evaluation of the compensation and bonus packages for all managers and adoption of a metric driven compensation system to assist in improving performance in key areas of the Bank. The Bank is presently expanding this strategic review to all Bank personnel.
      On March 10, 2005, PSB issued a press release announcing the engagement of Griffin Financial Group LLC, an investment banking firm, to evaluate PSB’s strategic alternatives, including but not limited to a possible sale of PSB. PSB continues to evaluate its strategic alternatives.
SUBSIDIARIES
      PSB has three subsidiaries: First Penn Bank, Jade Abstract Company, and Jade Insurance Company. Jade Abstract Company is engaged in the business of issuing title insurance for residential and commercial real estate properties. Jade Insurance Company is an inactive corporation that was formed by Jade to act as an insurance agency. First Penn Bank owns three subsidiaries as follows: Transnational Mortgage Company is engaged in mortgage banking, PSA Service Corp. conducts real estate appraisals, processes credit applications and provides other services in connection with the origination of loans, PSA Financial Corp. primarily originated business loans.
PERSONNEL
      As of December 31, 2005, PSB and the Bank had 154 full-time equivalent employees. The Bank is not a party to any collective bargaining agreements.
COMPETITION
      In the Philadelphia metropolitan market area, the banking business is highly competitive. The Bank competes with local commercial banks as well as numerous regional commercial banks that have assets, capital, and lending limits significantly larger than those of the Bank. The Bank also competes with thrift institutions, savings institutions, credit unions, issuers of commercial paper and other securities, and other non-depository institutions. The Bank seeks to be competitive with respect to interest rates paid and charged, and for service charges on customer accounts. Among the additional advantages many of the Bank’s competitors have over the Bank in addition to larger asset and capital bases, are the ability to finance wide-ranging advertising campaigns and to allocate their deposits and other funding to the geographic regions offering highest yield and demand. Many international banking services are indirectly offered by the Bank’s competitors through correspondent relationships. By virtue of their greater capital base, most competitors have a substantially higher lending limit than the Bank. Although the Bank is at some disadvantage when competing with larger banks, the Bank believes that its philosophy of providing high-quality service to small and mid-size customers offsets much of the bigger banks’ advantages and provides a growth opportunity for the Bank.
REGULATION OF FIRST PENN BANK
      As a state-chartered bank, the Bank is subject to regulation, supervision, and regulatory examination by the Pennsylvania Department of Banking (the “Department”) and is subject to the applicable provisions of the Pennsylvania Banking Code of 1965, as amended (the “Banking Code”). The Bank is a member of the Federal Reserve System and is subject to regulation, supervision, reporting requirements, and regulatory examinations by the Federal Reserve Board. In addition, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to a maximum of $100,000 per insured account holder. Some aspects of the lending and deposit business that are regulated by the Federal Reserve Board and the FDIC include personal lending, commercial lending, mortgage lending, reserve requirements against certain deposit and loan accounts and the maintenance of the requisite capital to asset ratios. The Bank is also subject to numerous federal, state, and local laws and regulations that set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms, and discrimination in credit transactions. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to changes in federal and state legislation and regulation that may negatively affect the cost of doing business.
      In December of 1992, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. Among other things, FDICIA provided increased funding for the FDIC Bank Insurance Fund (“BIF”) and provides for expanded regulation of depository institutions and their affiliates, including parent holding companies. FDICIA provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are categorized as “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” A depository institution’s capital tier will depend upon its capital level in relation to various relevant capital measures, which will include risk-based capital measures, a leverage ratio, and certain other factors. A bank is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. At December 31, 2005, First Penn Bank was “well-capitalized” under these regulations.
REGULATION OF PSB
      PSB is a bank holding company subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a bank holding company, PSB’s activities and those of its subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and PSB may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, without prior approval of the Federal Reserve.
      Under Federal Reserve policy, PSB is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank, i.e., to downstream funds to the Bank. Any capital loans by

PSB to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of PSB’s bankruptcy, any commitment by PSB to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
      PSB is subject to restrictions under federal law that limit its ability to receive funds from the Bank, whether in the form of loans, other extensions of credit, investments, or asset purchases. Such transfers by the Bank to PSB are generally limited in amount to 10% of the Bank’s capital and surplus. Furthermore, any loans or extensions of credit are required to be secured in specific amounts, and all transactions are required to be on an arm’s length basis. The Bank has never made any loan or extension of credit to PSB nor has it purchased any assets from PSB.
SARBANES-OXLEY ACT OF 2002
      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The stated goals of this sweeping legislation are to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including PSB, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to PSB’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. The legislation also required the national securities exchanges and Nasdaq to adopt rules relating to certain matters, including the independence of members of a company’s audit committee as a condition to listing or continued listing.
      In addition, Section 404 of SOX requires that by the end of 2006, our management perform a detailed assessment of internal controls and report thereon as follows:

1. We must state that we accept the responsibility for maintaining an adequate internal control structure and procedures for financial reporting;

2. We must present an assessment, as of the end of the December 31, 2006 fiscal year, of the effectiveness of the internal control structure and procedure for our financial reporting; and

3. We must have our auditors attest to, and report on, the assessment made by management. The attestation must be made in accordance with standards for attestation engagements issued or adopted by the Public Company Accounting Oversight Board.
PSB continues to implement the necessary processes and procedures to be Section 404 compliant by the deadline imposed by the SEC. PSB cannot quantify the final cost of compliance at this time.
NATIONAL MONETARY POLICY
      As previously indicated, the earnings and growth of the Bank are, and will continue to be, affected by the policies of the regulatory authorities, including the Pennsylvania Department of Banking, the Federal Reserve, and the FDIC. In addition to the supervisory and regulatory duties as they relate to the operation of a bank, the Federal Reserve is also responsible for the regulation of the United States money supply and certain credit conditions. Among the means available to the Federal Reserve to implement their objectives are open market operations in U.S. government securities, establishing the interest rate on temporary loans made to banks (i.e., the discount rate), and other measures. Alternatives to controlling economic conditions are used in varying combinations to influence overall growth and credit distribution, lending, investing, and savings. The effect of these various controlling influences may affect interest rates charged on loans or paid on deposits. Bank profitability is significantly dependent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and borrowed money and the interest received by a bank on securities held in its investment portfolio, and loans originated and maintained by the bank comprise the major portion of a bank’s earnings. Thus, the earnings and growth of a bank will be subject to the influence of economic conditions, both domestic and foreign, and on the levels of and changes in interest rates. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Bank cannot be predicted.
DIVIDEND LIMITATIONS
      The Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of the Bank is less than the amount of its capital, the Bank shall, until the surplus is equal to such amount, transfer to surplus an amount which is at least 10% of the net earnings of the Bank for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of the Bank is less than 50% of the amount of the capital, no dividend may be declared or paid without the prior approval of the PDOB until the surplus is equal to 50% of the Bank’s capital. Additionally, the PDOB has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.
      Under the Federal Reserve Act (“FRA”), as amended, if losses have been sustained by the Bank, equal to or exceeding its undivided profits, no dividend can be paid; and no dividends can ever be made in an amount greater than the Bank’s net profits. Cash dividends must be approved by the Federal Reserve, if the total of all cash dividends declared by the Bank in any calendar year, including the proposed cash dividend, exceeds the total of the Bank’s net profits for that year plus its retained net profits from the preceding two years less any required transfers to surplus or a fund for the retirement of preferred stock, if any. The Federal Reserve has the authority under the FRA to prohibit the payment of cash dividends by a bank when it determines such payment to be an “unsafe and unsound banking practice” under the existing circumstances. (See Financial Statements — Regulatory Matters — Note O.)
TRANSACTIONS WITH AFFILIATES
      Extensions of credit by the Bank to executive officers, trustees, and principal shareholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and the Federal Reserve’s Regulation O. These rules limit the aggregate amount of loans to any such individual and their related interests, and require that all such loans be pre-approved by the full board of directors of the Bank, voting without such person being present. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of such persons, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, directors, principal shareholders, or employees of the institution. Loans can be made to employees, including executives and directors, on more favorable terms than to the general public, if all employees are eligible for such preferential terms. Regulation O also sets forth additional limitations on extensions of credit by an institution to its executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the FRA and the Federal Reserve’s Regulation O.

ITEM 1A.	RISK FACTORS.

Changes in interest rates could reduce our income, cash flows and asset values.
      Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Economic conditions either nationally or locally in areas in which our operations are concentrated may adversely affect our business.
      Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.
      Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may be required to increase our allowance for loan losses for any of several reasons. State and federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increase in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Competition may decrease our growth or profits.
      We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in our principal service area. Our competitors may have greater resources, higher lending limits or larger branch systems than we do. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can. In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those non bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We may be adversely affected by government regulation.
      The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.
      We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel or commercial loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Environmental liability associated with lending activities could result in losses.
      In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Failure to implement new technologies in our operations may adversely affect our growth or profits.
      The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

An investment in our common stock is not an insured deposit.
      Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Federal and state banking laws, our articles of incorporation and our by-laws may have an anti-takeover effect.
      Federal law imposes restrictions, including regulatory approval requirements, on persons seeking to acquire control over us. Pennsylvania law also has provisions that may have an anti-takeover effect. In addition, our articles of incorporation and bylaws permit our board of directors to issue, without shareholder approval, preferred stock and additional shares of common stock that could adversely affect the voting power and other rights of existing common shareholders. These provisions may serve to entrench management or discourage a takeover attempt that shareholders consider to be in their best interest or in which they would receive a substantial premium over the current market price.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.
      At December 31, 2005, our lending limit per borrower was approximately $6.6 million, or approximately 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

The market price for our common stock may be volatile.
      The market price for our common stock has fluctuated, ranging between $11.07 and $15.94 per share during the twelve months ended December 31, 2005. The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things, developments in our business, variations in our anticipated or actual operating results, changes in investors’ perceptions of the risks and conditions of our business and the size of the public float of our common stock. The average daily trading volume for our common stock as reported on NASDAQ was 6,742 shares during the twelve months ended December 31, 2005, with daily volume ranging from a low of 100 shares to a high of 123,401. We do not expect that a more active or consistent trading market in our common stock will develop. As a result, relatively small trades will have a significant impact on the price of our common stock.

A court decision in favor of the purported option-holders could have an effect on our stock price.
      First Penn Bank merged with First Bank of Philadelphia in 1999. PSB cancelled 1,371,200 of the options issued pursuant to the merger to certain First Bank of Philadelphia shareholders. PSB is subject to numerous lawsuits related to the cancellation of the 1,371,200 options. PSB has included 895,240 of the disputed options in its prior period computation of diluted earnings per share that were the subject of an action that resulted in 895,240 shares being deposited into an escrow account (See Item 3-Legal Proceedings, Paragraph H). If a court were to find that the additional 475,960 options cancelled by PSB (the “Additional Options”) were validly issued, the fully diluted earnings per share of PSB would be reduced by an additional 5%. PSB cannot predict the outcome of this ongoing litigation. This additional dilution could have an adverse affect on the share price of PSB’s common stock. See Item 3-Legal Proceedings.

A court decision in favor of the shareholders with respect to the shareholder derivative suit could have an effect on our stock price.
      On December 2, 2004, a number of the shareholders involved in the option litigation delivered a demand letter to PSB’s Board of Directors that demanded that the Board take a number of actions, including seeking to have the 2001 PSB Stock Incentive Plan (the “Plan”) and certain options granted pursuant to the Plan declared null and void. On March 17, 2005, a number of purported shareholders sued derivatively in the name and right of PSB (the “Derivative Suit”) with respect to claims in the demand letter relating to the Plan. As part of the Board of Director’s response to the shareholder demand letter, a special committee was appointed to investigate numerous allegations including those contained in the Derivative Suit. The special committee retained special counsel to investigate and prepare a report on its findings. Based on the report from special counsel, the Board of Directors has concluded that no corrective action is necessary and that the Derivative Suit should be terminated. Pennsylvania law provides that if the process used by the Board of Directors in deciding to terminate the Derivative Suit was valid, then the court should dismiss the Derivative Suit prior to litigation on the merits. PSB is unable to predict the eventual outcome of this action or the effect on the share price of PSB’s common stock. See Item 3-Legal Proceedings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      NONE

ITEM 2.	PROPERTIES
      As of December 31, 2005, the Bank conducted its business through an executive/administrative office and 13 full-service branch offices. The aggregate net book value of the Bank’s office premises and equipment was $2.4 million as of December 31, 2005. Seven of the branches are owned and six are leased. The Bank is leasing its center city Philadelphia, Pennsylvania full-service office and executive office for a term of 11 years, its 1632 Walnut Street, Philadelphia, Pennsylvania office for ten years, its Media, Pennsylvania office for a term of four years, its Chesterbrook, Pennsylvania office for a term of one year, the Chinatown office for a term of 5 years and its 23rd Street, Philadelphia, Pennsylvania office, on a month to month basis.

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
      On April 1, 2005, the Appeals Court granted PSB’s petition for rehearing, vacated its prior ruling, dismissed the case for lack of subject matter jurisdiction and remanded the case to the Court with instructions to dismiss the underlying case for lack of subject matter. On April 26, 2005, the Court dismissed the original case with prejudice for lack of subject matter jurisdiction (the “Dismissal”).
      B. On September 7, 2004, Conwell Ltd. Partnership, a purported option holder filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 133,160 of the options previously declared invalid by PSB are valid and enforceable. The plaintiff filed a motion for summary judgment that was denied. On February 28, 2005, PSB filed a motion to dismiss for lack of subject matter jurisdiction. In response, the plaintiff filed a motion to be allowed to transfer the purported options to Lynn Roseman. Oral argument was held on March 30, 2005. On July 5, 2005, the Court denied plaintiff’s motion and granted PSB’s motion to dismiss the case for lack of subject matter jurisdiction. Plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Third Circuit. PSB intends to defend vigorously the action. However, there can be no assurance regarding the eventual outcome of this litigation.
      C. On September 17, 2004, Hal Shaffer, a purported option holder filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 342,800 of the options previously declared invalid by PSB were valid and enforceable. On February 28, 2005, PSB filed a motion to dismiss which was subsequently denied by the Court. On April 25, 2005, PSB filed a motion for reconsideration. On November 9, 2005, the Court denied PSB’s motion for reconsideration. PSB intends to defend vigorously the action. However, there can be no assurance regarding the eventual outcome of this litigation.
      D. On December 29, 2004, PSB received a shareholder demand letter (the “Demand Letter”) on behalf of several purported shareholders alleging that certain of PSB’s officers, directors and employees engaged in a pattern and practice of acts of waste of corporate assets and failed to make certain required public disclosures. The purported acts related to failure to disclose certain information in PSB’s Securities Exchange Act of 1934 reports filed with the SEC, incomplete or inaccurate financial reporting, certain actions taken by directors related to the merger of PSB and Jade Financial Corp., and issues related to PSB’s decision to void the FBP options. On January 20, 2005, the board of directors of PSB appointed a special committee composed of three independent directors. The independent directors appointed to the special committee are Dennis Wesley, James W. Eastwood, and James Kenney. On September 15, 2005, Edward J. Reitmeyer was a appointed as an additional member of the special committee. The special committee was charged with (i) investigating the allegations in the Demand Letter, (ii) preparing and presenting a report to the full board of directors of the results of their investigation, and (iii) making a recommendation to the full board of directors as to whether or not to proceed with a shareholder derivative action. The special committee has engaged separate legal counsel to assist it in the preparation of its report.
      E. On March 17, 2005, Raymond Silverstein, as Trustee under an Irrevocable Trust dated April 1, 1993, and Carl Lingle, as shareholders suing derivatively in the name and right of PSB, filed an action in the United States District Court for the Eastern District of Pennsylvania against PSB and each individual member of the board of directors seeking among other things a judgment declaring the 2001 PSB Stock Incentive Plan (the “Plan”) and certain options granted pursuant to the Plan to be null and void. The plaintiffs contend that PSB’s board of directors breached their fiduciary duty and engaged in self-dealing by knowingly disavowing 1,317,200 options granted in the acquisition of First Bank of Philadelphia which they knew were valid and subsequently soliciting and obtaining the approval of PSB’s shareholders for the Plan to allow for the granting of new options to PSB’s board of directors and executive management. On

April 29, 2005, PSB filed a motion to dismiss the cases. On June 23, 2005, the Court denied PSB’s motion to dismiss. The special committee’s counsel, appointed as a result of the shareholder demand described in Paragraph D above, submitted its report and the Board of Directors concluded that no corrective action was necessary and that the derivative suit should be terminated. PSB unequivocally denies the allegations contained in the action and intends to defend vigorously the action. However, there can be no assurance regarding the eventual outcome of this litigation.
      F. On April 8, 2005, PSB filed a declaratory judgment action in the Court of Common Pleas of Philadelphia County against the various purported option holders seeking an order declaring the disputed options void and invalid. This action is in the discovery phase.
      G. On April 15, 2005, in response to the Dismissal, Carl Lingle, Raymond Silverstein, as Trustee under an Irrevocable Trust, Gerald Lehrfeld, Joan Lehrfeld, Jay Roseman and Lynn Roseman, purported option holders, filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 854,858 options previously declared invalid by PSB are valid and enforceable or in the alternative an award of money damages estimated to be not less than $11 million. On May 16, 2005, PSB filed a motion to dismiss that was denied on June 23, 2005. PSB intends to defend vigorously the action. However, there can be no assurance regarding the eventual outcome of this litigation.
      H. In May 2005, PSB filed an action in the Philadelphia Court of Common Pleas against Conwell Ltd. Partnership, et al. (“Conwell”) in order to terminate a June, 2004 escrow agreement entered into as part of the original option case. PSB had issued certain stock certificates in the names of the plaintiffs and the plaintiffs paid the option exercise price. The stock certificates and the money were put into escrow pending the outcome of PSB’s appeal. As referenced in Paragraph A above, the action was dismissed, and PSB contends that the escrow should be voided. In response to PSB’s action, Conwell filed an interpleader action in the U.S. District Court for the Eastern District of Pennsylvania. As a result of that action, the escrow agent deposited into federal court the stock certificates that had been held in escrow. On July 6, 2005, the district court denied PSB’s motion to dismiss. On November 4, 2005, the district court entered an order staying the case.
      There are no additional material developments to report regarding the above actions at the time of the filing of this annual report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
      On July 1, 2005, PSB held its annual meeting of shareholders to elect directors and vote on a shareholder proposal. Following are the results of the votes cast:
Matter No. 1 — Election of Class I Directors

	Election Results

Nominees	For	Withheld

Anthony DiSandro, President & CEO of PSB	4,494,681	352,259
Rosanne Pauciello, PSB Corporate Secretary	4,495,801	351,139
Continuing Directors
Class II directors

Name/Position

James W. Eastwood, Director
Edward J. Reitmeyer, Director*
Dennis P. Wesley, Director

*	Appointed to fill a vacancy on the Board of Directors created by the death of a director

Class III directors

Name/Position

Vincent J. Fumo, Chairman of the Board
James F. Kenney, Director
Matter No. 2 — Shareholder Proposal
      RESOLVED, it is recommended that the Board of Directors of PSB Bancorp, Inc. (the “Company”) take the steps necessary to remove any provisions in the Company’s Articles of Incorporation and Bylaws that segregate the Board of Directors into separate classes with staggered terms of office.
Voting Results:

For	Against	Abstain

923,316	2,302,502	15,933
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Not Applicable

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial and operating information set forth below should be read in conjunction with “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” of PSB and the financial statements of PSB included elsewhere herein (Dollars in thousands, except for per share data.)

	As for the Years Ended December 31,

	2005	2004	2003	2002	2001

BALANCE SHEET DATA
Total assets	$560,682	$533,077	$470,330	$496,780	$467,644
Cash and cash equivalents	37,797	54,650	52,408	110,269	54,756
Loans receivable, net	366,534	352,985	237,383	288,630	297,180
Loans held-for-sale	3,280	3,792	51,859	18,855	17,142
Investment securities available for sale	123,994	94,112	102,882	49,730	69,934
Investment securities held to maturity	1,325	1,533	775	6,468	2,310
Deposits	501,111	475,280	416,160	442,224	404,560
Shareholders’ equity	53,221	52,157	47,123	46,167	41,415
Book value per share	$10.35	$10.83	$10.39	$9.81	$9.13

	As for the Years Ended December 31,

	2005	2004	2003	2002	2001

SUMMARY STATEMENT OF OPERATIONS
Interest income	$30,489	$27,989	$28,327	$31,698	$26,928
Interest expense	11,922	8,481	9,575	13,252	14,011

Net interest income	18,567	19,508	18,752	18,446	12,917
Provision for loan losses	405	235	45	1,437	270

Net interest income after provision for loan losses	18,162	19,273	18,707	17,009	12,647
Non-interest income	2,819	2,117	2,168	3,081	1,554
Non-interest expense	19,144	18,282	17,846	17,052	10,240
Loss on investment in Iron Bridge Holdings, Inc.(1)	—	—	—	32	154

Income before income taxes	1,837	3,108	3,029	3,006	3,807
Income tax provision	702	1,038	1,024	1,189	755

Income before cumulative effect of accounting change	1,135	2,070	2,005	1,817	3,052
Cumulative effect of accounting change	—	—	—	1,329	—

Net income	$1,135	$2,070	$2,005	$3,146	$3,052

PER SHARE DATA
Income before cumulative effect of accounting change
Basic	$0.24	$0.47	$0.47	$0.43	$0.73

Income before cumulative effect of accounting change — diluted	$0.20	$0.40	$0.46	$0.42	$0.72

Cumulative effect of accounting change — basic	$—	$—	$—	$0.32	$—

Cumulative effect of accounting change — diluted	$—	$—	$—	$0.32	$—

Net income — basic	$0.24	$0.47	$0.47	$0.75	$0.73

Net income — diluted	$0.20	$0.40	$0.46	$0.74	$0.72

PERFORMANCE DATA
Return on average assets	0.21%	0.43%	0.41%	0.65%	0.73%
Return on average equity	2.15%	4.42%	4.28%	7.07%	7.75%
Equity to assets	9.49%	9.78%	9.66%	9.14%	9.36%
Interest rate spread	3.25%	3.78%	3.83%	3.80%	2.80%

(1)	The financial results of Iron Bridge Holdings were consolidated with PSB’s financial results effective January 1, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis of the financial condition and results of operations of PSB should be read in conjunction with the consolidated financial statements of PSB, including the related notes thereto, included elsewhere herein.
      Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “may”, “believes”, “expect”, “estimate”, “project”, “anticipate”, “should”, “would”, “intend”, “probability”, “risk”, “target”, “objective” and similar expressions or variations on such expressions. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment, including evolving banking industry standards; rapidly changing technology and competition with community, regional and national financial institutions; new service and product offerings by competitors, price pressures; and similar items. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. PSB undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents PSB files from time to time with the Securities and Exchange Commission, including PSB’s Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Reports on Form 10-Q filed by PSB in 2005 and any Current Reports on Form 8-K filed by the Company, as well as similar filings in 2005.
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
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
      The accounting and reporting policies of the Bank and its subsidiaries conform with accounting principles generally accepted in the United States of America (US GAAP) applicable to the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates.
      Allowance For Credit Losses — PSB uses the reserve method of accounting for credit losses. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases. In addition, the regulators, as an integral part of their examination process, periodically review PSB’s allowance for loan losses. The regulators may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
      Income Taxes — Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Based upon the review of all components of the deferred tax assets and liabilities, future taxable income of PSB and regulatory guidelines, management has determined that no allowance is deemed necessary at December 31, 2005. However, circumstances could arise that would require management to revisit the need for such an allowance.
PERFORMANCE OVERVIEW

Results of Operations
      Net income for 2005 was $1.1 million or $0.20 per diluted share compared to $2.1 million or $0.40 per diluted share for 2004 and $2.0 million or $0.46 per diluted share for 2003. These decreases are a result of declining net interest margins and increases in non-interest expenses. Detail regarding changes in each of these areas follows.

Net Interest Income
      Net interest income is a primary source of revenue for the Bank. This income results from the difference between the interest and fees earned on loans and investments and the interest paid on deposits to customers and other non-deposit sources of funds, such as repurchase agreements. Net interest margin is the difference between the interest income on earning assets and the interest expense on interest bearing funds as a percentage of earning assets. During 2005, 2004, and 2003, the Bank had no tax-exempt sources of revenue. All discussion of net interest margin is on a fully taxable equivalent basis.
      Net interest income for 2005 was $18.6 million, a 4.62% decrease over the $19.5 million of net interest income in 2004, which was a 3.72% increase over the $18.8 million of net interest income in 2003. Average earning assets increased by $38.2 million or 7.88% from 2004 to 2005. The net interest margin decreased to 3.55% in 2005 from 4.02% in 2004. Net interest margin decreased during 2005 generally because of the flatter yield curve that existed in 2005 and specifically because of an increase in time deposit average balances and an increase in the interest rate percentage paid on these time deposits. The average rate paid on deposits increased to 2.58% for 2005 from 1.99% in 2004. The primary growth in earning assets for 2005 was in average loans and investment securities. Average investment securities portfolio increased by 12.93% in 2005 and 29.28% in 2004. Average loans outstanding increased by 11.57% in 2005 and 11.68% in 2004.
      Average interest-bearing deposits increased by 8.51% in 2005 and 3.76% in 2004 while average borrowings increased by 1.27% in 2005 and increased by 1.28% in 2004. The yield on interest-earning assets decreased by six basis points from 2004 to 2005, and the cost of interest-bearing liabilities increased by 59 basis points during the same time period. These increases reflect the flatter yield curve in which shorter term rates generally paid on deposits increased more than the increase in longer term rates generally earned on loans.

Average Balances, Rates and Net Yield
      The following table sets forth the average daily balances of major categories of interest earning assets and interest bearing liabilities, the average rate paid thereon, and the net interest margin for each of the periods indicated.

Year Ended December 31,

2005	2004	2003

Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$54,067	$1,436	2.65%	$65,664	$812	1.24%	$94,454	$990	1.05%
Investment securities	74,705	2,617	3.50%	50,583	1,442	2.85%	39,127	1,270	3.25%
Mortgage-backed securities	33,574	1,366	4.07%	45,296	1,928	4.26%	36,620	2,082	5.69%
Loans(1)	360,949	25,070	6.95%	323,523	23,807	7.36%	289,690	23,985	8.28%

Total interest-earning assets	523,295	$30,489	5.83%	$485,066	$27,989	5.77%	$459,891	$28,327	6.16%
Noninterest-earning assets	27,785	32,519	24,736

Total assets	$551,080	$517,585	$484,627

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$25,024	$124	0.50%	$25,946	$132	0.51%	$22,680	$191	0.84%
Money market accounts	50,379	695	1.38%	67,759	720	1.06%	72,356	1,083	1.50%
Savings deposits	81,526	981	1.20%	90,592	1,097	1.21%	93,453	1,345	1.44%
Certificates	304,531	10,097	3.32%	240,968	6,509	2.70%	221,377	6,929	3.13%

Total deposits	461,460	11,897	2.58%	$425,265	$8,458	1.99%	$409,866	$9,548	2.33%
Borrowed money	1,120	25	2.23%	1,106	23	2.08%	1,092	27	2.47%

Total interest-bearing liabilities	462,580	11,922	2.58%	$426,371	8,481	1.99%	$410,958	9,575	2.30%
Noninterest-bearing liabilities	35,734	41,245	26,843

Total liabilities	498,314	467,616	437,801
Shareholders’ equity	52,766	49,969	46,826

Total liabilities and shareholders’ equity	$551,080	$517,585	$484,627

Net interest income	$18,567	$19,508	$18,752
Interest rate spread	3.25%	3.78%	3.83%
Net yield on interest-earning assets	3.55%	4.02%	4.08%
Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.14	x	1.09	x

(1)	Includes Loans Held for Sale

Changes in Interest Income and Interest Expense
      The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate), and (2) changes in rate (changes in rate multiplied by average volume).

Analysis of Changes in Interest Income

	2005 Versus 2004			2004 Versus 2003

	Increase (Decrease)			Increase (Decrease)

	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest Income:
Interest bearing deposits with banks	$(307)	$925	$618	$(356)	$180	$(176)
Investment securities	844	329	1,173	327	(156)	171
Mortgage-backed securities	(477)	(86)	(563)	370	(523)	(153)
Loans	2,601	(1,327)	1,274	2,490	(2,665)	(175)

Total interest income	2,661	(159)	2,502	2,831	(3,164)	(333)
Interest Expense:
Now checking accounts	(5)	(3)	(8)	17	(75)	(58)
Money market accounts	(240)	217	(23)	(49)	(318)	(367)
Savings accounts	(109)	(9)	(118)	(35)	(215)	(250)
Certificates of deposit	2,111	1,494	3,605	529	(952)	(423)
Borrowings	0	2	2	0	4	4

Total interest expense	1,757	1,701	3,458	462	(1,556)	(1,094)

Net change in net interest income	$904	$(1,860)	$(956)	$2,369	$(1,608)	$761

Other Income
      The following table provides a summary of non-interest income, by category of income, for the three years ended December 31, 2005, 2004, and 2003 (in thousands):

	Year Ended December 31,

	2005	2004	2003

Service fees on deposit accounts	$1,185	$1,004	$1,105
Loss on write down of equity investment	—	(51)	(37)
Loss on sale of real estate owned	(49)	(48)	(14)
Bank owned life insurance	485	433	504
Gain on sales of investments securities	440	—	—
Other	758	779	610

Total	$2,819	$2,117	$2,168

      The major source of non-interest income is income from bank owned life insurance and service fees on deposit accounts. Non-interest income increased $702,000 or 33.33% from $2.1 million in 2004 to $2.8 million in 2005. This increase is primarily due to an increase in service fees on deposit accounts related to the institution of an overdraft protection fee, increased income from bank-owned life insurance, and PSA Service Corp., the Bank’s wholly-owned subsidiary had a gain on the sale of investment securities during 2005.

Other Expenses
      The following table provides a summary of non-interest expense, by category of expense, for the three years ended December 31, 2005, 2004, and 2003 (in thousands):

	Year Ended December 31,

	2005	2004	2003

Salaries and employee benefits	$10,074	$9,795	$9,543
Occupancy and equipment expense	2,569	2,380	2,086
Professional services	1,698	918	1,046
General insurance	289	306	256
Advertising	233	296	309
Data processing	768	792	640
Director fees	133	338	447
Other operating expense	3,380	3,457	3,519

Total	$19,144	$18,282	$17,846

      The largest increase in non-interest expense incurred by the Bank is for professional services which totaled $1.7 million in 2005 compared to $918,000 in 2004 and $1.0 million in 2003. The increase in professional services expense for 2005 was primarily the result of the legal expenses related to the option and shareholder derivative suits (see “Item 3 — Legal Proceedings”).
      Salaries and employee benefit expense increased $279,000, or 2.85% in 2005, after increasing $252,000 or 2.64% in 2004 as compared to 2003. Full-time equivalent (FTE) employees for the Bank were 154, 150, and 160 for the years ended December 31, 2005, 2004, and 2003, respectively.
      Total occupancy and equipment expense increased by 8.33% in 2005 to $2.6 million, from $2.4 million in 2004 and increased by 14.29% in 2004 from $2.1 million in 2003. The occupancy increase in 2005 was primarily the result of the addition of a new branch location in the Chinatown section of Philadelphia.
      Advertising expenses were $233,000 in 2005, $296,000 in 2004 and $309,000 in 2003, a decrease of 21.29% and 4.21% in 2005 and 2004, respectively, this reduction was made in an effort to reduce non-interest expense.

Income Taxes
      PSB accounts for income taxes under the liability method specified by SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, leased assets, deferred loan fees and compensation. PSB had an income tax provision of $702,000, $1.0 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. PSB had an effective tax rate of 35.09%, 34.00%, and 33.81% for the years ended December 31, 2005, 2004, and 2003.

Financial Condition
      The Bank’s total assets increased to $560.7 million at December 31, 2005, representing a growth rate of 5.18% from $533.1 million at December 31, 2004.

Cash and Investment Securities Portfolio
      Cash and cash equivalents decreased to $37.8 million at December 31, 2005 from $54.7 million at December 31, 2004 as management moved investable funds into higher yielding investment securities.
      The investment securities portfolio increased 31.07% to $125.3 million at December 31, 2005, from $95.6 million at December 31, 2004. Investment securities are used to supplement loan growth as necessary, to generate interest and dividend income, to manage interest rate risk, and to provide liquidity. To accomplish these ends, most of the purchases in the portfolio during 2005 were of mortgage backed securities and bonds issued by US Government agencies.
      At December 31, 2005, the investment securities portfolio balance included a net unrealized loss on available for sale securities of $2.4 million versus a net unrealized loss of $652,000 at December 31, 2004. The increase in interest rates during 2005 was primarily responsible for the depreciation in the fair market value of the investment securities.

Carrying Value and Fair Value of Investment Securities
      The following table sets forth carrying values, and current market values for the Bank’s investment securities portfolio. Adjustable-rate, mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust (in thousands except for yields).

	At December 31,

	2005	2004	2003

	Amortized	Amortized	Amortized
	Cost	Cost	Cost

	(In thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds	$2,354	$2,354	$2,354
State and municipal obligations	—	500	2,506
U.S. Government and agency securities	94,662	54,984	49,991
Mortgage-backed securities:
FNMA Certificates	16,220	22,716	25,995
GNMA Certificates	940	1,921	3,791
FHLMC Certificates	12,183	12,300	18,595

Total investment securities available-for-sale	126,359	94,775	103,232
INVESTMENT SECURITIES HELD TO MATURITY:
Mortgage-backed securities:
GNMA Certificates	482	562	775
FHLMC Certificates	843	971	—

Total investment securities held-to-maturity	1,325	1,533	775

	$127,684	$96,308	$104,007

	At December 31,

	2005	2004	2003

	Fair	Fair	Fair
	Value	Value	Value

	(In thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
Mutual funds:	$2,288	$2,323	$2,341
State and municipal obligations	—	502	2,570
U.S. Government and agency securities	92,976	54,225	49,061
Mortgage-backed securities:
FNMA Certificates	15,865	22,787	26,420
GNMA Certificates	965	2,004	3,908
FHLMC Certificates	11,900	12,271	18,582

Total investment securities available-for-sale	$123,994	$94,112	$102,882
INVESTMENT SECURITIES HELD TO MATURITY:
Mortgage-backed securities:
GNMA	484	573	790
FHLMC Certificates	826	971	—

Total investment securities held-to-maturity	1,310	1,544	790

	$125,304	$95,656	$103,672

Loans
      Loans increased to $369.8 million at December 31, 2005 from $356.1 million at December 31, 2004, an increase of $13.7 million or 3.85%. Management has targeted the loan portfolio as a key to the Bank’s continuing growth. Specifically, the Bank has shifted its lending focus to higher yielding commercial loans made to small and medium sized businesses in its market area. In order to facilitate growth in commercial lending, the bank assessed its loan staff and made significant personnel changes in senior management positions to assure its continued success in the development of this lending group. Management has also implemented changes within the credit administration division of the commercial lending group to ensure continued high quality underwriting standards are maintained. Additionally, the Bank has committed to an increase of at least two new experienced loan officers during the next twelve months servicing this area. A significant increase in the volume of commercial and construction loans during 2005 underscores that focus as the commercial portfolio increased to $220.0 million at December 31, 2005, from $211.0 million at December 31, 2004, an increase of $9.0 million or 4.27%.
      Loans secured by residential real estate decreased to $80.0 million at December 31, 2005, from $90.7 million as of December 31, 2004, a decrease of $10.7 million or 11.80%, due to the declining interest rate environment which caused an increase in loan principal prepayments for these loans and net affect of $3.3 million of portfolio mortgage loans originated and sold in the 12 months ended December 31, 2005.
      These sales of residential real estate loans in the secondary market reflect the Bank’s strategy of de-emphasizing the retention of long-term, fixed rate loans in the portfolio, generating fees, improving interest-rate risk and funding growth in higher yielding assets.

      The following table summarizes the loan portfolio of the Bank by loan category and amount at December 31 for the past five years, including data regarding the portion of the Bank’s loans that bear fixed and adjustable interest rates, respectively. The loan categories correspond to the Bank’s general classifications (in thousands, except for percentage):

	At December 31,

	2005		2004		2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans	$171,555	46.43%	$189,181	53.11%	$148,761	61.78%	$143,685	49.11%	$53,260	17.72%
Construction loans	48,309	13.08%	21,763	6.11%	17,278	7.17%	29,709	10.15%	21,651	7.20%
Mortgage loans	79,856	21.61%	90,654	25.45%	26,676	11.08%	60,099	20.54%	150,358	50.02%
Consumer loans	69,736	18.88%	54,624	15.33%	48,096	19.97%	59,063	20.19%	75,334	25.06%

	$369,456	100.00%	$356,222	100.00%	$240,811	100.00%	$292,556	100.00%	$300,603	100..00%

Unearned fees and discounts	$378		$(80)		$(359)		$(323)		$(552)
Allowance for loan losses	(3,300)		(3,157)		(3,069)		(3,603)		(2,871)

Net loans	$366,534		$352,985		$237,383		$288,630		$297,180

      Loan balances segregated in terms of sensitivity to changes in interest rates at December 31, 2005, are summarized below (In thousands):

	Less Than One Year to
	Five Years	After Five Years

Predetermined interest rate	$143,892	$141,992
Floating interest rate	79,482	4,090

Total	$223,374	$146,082

Loan Maturities
      The following table sets forth the maturity or period of re-pricing of the Bank’s loan portfolio at December 31, 2005. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due (in thousands).

	Amounts at December 31, 2005

	Commercial	Residential	Construction	Consumer	Total Loans

Amounts due
Non-accrual loans	$1,512	$773	$225	$—	$2,510
Within one year	37,848	30	25,425	6,451	69,754

Total due within one year	39,360	803	25,650	6,451	72,264
After one year:
1-3 years	32,740	804	22,659	7,973	64,176
3-5 years	65,538	94	—	10,856	76,488
Over 5 years	33,917	78,155	—	44,456	156,528

Total due after one year	132,195	79,053	22,659	63,285	297,192

Total amounts due	$171,555	$79,856	$48,309	$69,736	$369,456

Provision and Allowance for Loan Losses
      The provision for loan losses for 2005 was $405,000 compared to $235,000 in 2004 and $45,000 in 2003. The Bank performs a review of the credit quality of its loan portfolio on a quarterly basis to determine the adequacy of the allowance for possible loan losses. The allowance for loan losses at December 31, 2005, was $3.3 million, or 0.9% of outstanding loans, compared to $3.2 million or 0.9% of outstanding loans at December 31, 2004.
      The allowance for loan losses is an amount that management believes to be adequate to absorb potential losses in the loan portfolio. Additions to the allowance are charged through the provision for loan losses. Management regularly assesses the adequacy of the allowance by performing an ongoing evaluation of the loan portfolio, including such factors as charge-off history, the level of delinquent loans, the current financial condition of specific borrowers, value of any collateral, risk characteristics in the loan portfolio, and local and national economic conditions. Significant loans are individually analyzed, while other smaller balance loans are evaluated by loan category. Based upon the results of such reviews, management believes that the allowance for loan losses at December 31, 2005, was adequate to absorb credit losses inherent in the portfolio as of that date.
      The following table sets forth an allocation for the allowance for loan losses by category. The specific allocations in any particular category may be reallocated in the future to reflect then current conditions. Accordingly, management considers the entire allowance available to absorb losses in any category. (Dollars in thousands)

	Year Ended December 31,

	2005		2004		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amout	of Loans	Amout	of Loans

Real estate	$571	20.23%	$947	34.29%	$661	80.93%	$510	82.77%	$400	70.45%
Commercial real estate	1,894	67.12%	1,775	64.26%	2,089	9.08%	2,088	5.72%	2,325	11.26%
Consumer	357	12.65%	40	1.45%	120	9.99%	179	11.51%	146	18.29%
Unallocated	478	—	395	—	199	—	826	—	—	—

Totals	$3,300	100%	$3,157	100%	$3,069	100%	$3,603	100%	$2,871	100%

     The following table summarizes the changes in the Bank’s allowance for loan losses for each of the past five years (Dollars in thousands):

	2005	2004	2003	2002	2001

Balance at beginning of year	$3,157	$3,069	$3,603	$2,871	$1,349
Acquisition of Jade’s allowance for loan losses	—	—	—	—	1,874
Charge-offs:
Real Estate: one-to four-family	93	17	93	474	262
Commercial	41	—	13	—	—
Consumer	284	345	656	382	526

Total charge-offs	418	362	762	856	788
Recoveries:
Consumer	156	215	183	151	166

Total recoveries	156	215	183	151	166

Net charge-offs	262	147	579	705	622
Provision charged to operations	405	235	45	1,437	270

Allowance, end of period	$3,300	$3,157	$3,069	$3,603	$2,871

Allowance for loan losses to total loans	0.89%	0.90%	1.28%	1.23%	0.95%
Allowance for loan losses to non accrual loans	131.47%	86.90%	58.99%	80.42%	69.52%
Net charge-offs as a percentage of total loans	0.11%	0.04%	0.24%	0.24%	0.21%

Non-Performing Assets
      In 2005, the Bank’s level of non-performing assets decreased $436,000 or 10.75% to $3.6 million compared to a decrease of $1.5 million to $4.1 million at December 31, 2004 from $5.6 million at December 31, 2003. Non-accrual interest for 2005 and 2004 was $813,000 and $1.0 million, respectively.
      As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed out of interest income. There are occasional exceptions if the loans are well secured and in the process of collection. The Bank did not have any material restructured loans within the meaning of SFAS No. 15 in 2005.

      The following table sets forth information regarding loans 90 or more days delinquent and still accruing interest, non-accrual loans, and real estate owned held by the Bank at the dates indicated (Dollars in thousands):

	At December 31, 2005

	2005	2004	2003	2002	2001

Loans past due 90 days or more as to interest or principal and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans	2,510	3,633	5,203	4,480	4,130

Total nonperforming loans	2,510	3,633	5,203	4,480	4,130
Real estate owned (REO)	1,109	422	374	382	548

Total nonperforming assets	$3,619	$4,055	$5,577	$4,862	$4,678

Nonperforming loans to total loans	0.68%	1.02%	2.16%	1.53%	1.37%
Nonperforming assets to total assets	0.65%	0.76%	1.19%	0.98%	1.00%
Allowance for loan losses to total loans	0.89%	0.90%	1.28%	1.23%	0.95%
Allowance for loan losses to nonperforming loans	131.47%	86.90%	58.99%	80.42%	69.52%
Allowance for loan losses to nonperforming assets	91.19%	77.85%	55.03%	74.11%	61.37%
Net charge-offs as a percentage of total loans	0.11%	0.04%	0.24%	0.24%	0.21%
      At December 31, 2005, the Company’s impaired loans consisted of 15 commercial real estate loans with a total recorded balance of approximately $1.3 million for which specific allowances of approximately $300,000 have been established. At December 31, 2004, the Company’s impaired loans consisted of 21 commercial real estate loans with a total recorded balance of approximately $3.2 million for which specific allowances of approximately $363,000 have been established. The average investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was approximately $2.5 million, $2.7 million, and $3.7 million respectively.

Deposits
      The following tables present the average balances and rates paid on deposits for each of the years ended December 31, 2005, 2004 and 2003 (Dollars in thousands):

	Year Ended December 31,

	2005		2004		2003

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits	$32,889	—	$37,827	—	$24,843	—
Now checking accounts	25,024	0.50%	25,946	0.51%	22,680	0.84%
Money market accounts	50,379	1.38%	67,759	1.06%	72,356	1.50%
Savings accounts	81,526	1.20%	90,592	1.21%	93,453	1.44%
Certificates of deposit	304,531	3.32%	240,968	2.70%	221,377	3.13%

Total deposits	$494,349	2.58%	$463,092	1.99%	$434,709	2.20%

      Total deposits increased by $25.8 million or 5.43%, growing to $501.1 million at December 31, 2005 from $475.3 million at December 31, 2004.
      Non-interest bearing deposits increased to $40.7 million at December 31, 2005, from $30.8 million at December 31, 2004, an increase of $9.9 million or 32.14%. Management continues to promote growth in these types of deposits, which include a free personal checking product, as a method to help reduce the overall cost of the Bank’s funds. Interest bearing deposits increased by $15.9 million or 3.58%, growing from $444.5 million at December 31, 2004 to $460.4 million at December 31, 2005.

Maturity of Certificates of Deposit of $100,000 or More
      The following is a breakdown by contractual maturity, of the Company’s time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2005.

Certificates of Deposit
2005

(Dollars in thousands)
Maturing in:
Three months or less	$14,175
Over three months through six months	9,741
Over six months through twelve months	42,560
Over twelve months	15,540

Total	$82,016

      The following is a breakdown, by contractual maturities of the Company’s time certificates of deposit for the years 2006 through 2010 and beyond:

	2006	2007	2008	2009	2010	Thereafter	Totals

	(Dollars in thousands)
Time certificates of deposit	$261,961	$42,313	$7,414	$2,335	$6,052	$155	$320,230

      The Bank’s certificates of deposit in excess of $100,000, which totaled $82.0. million at December 31, 2005, mature as follows: $14.2 million within three months, $9.7 million between three and six months; $42.6 million between six and twelve months and $15.5 million after twelve months.
      The ability of the Bank to attract and maintain deposits and the Bank’s cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

Borrowed Funds
      The Bank is a member of the Federal Home Loan Bank System (“FHLB”). The FHLB provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. The Bank had a $1.1 million investment in the stock of the FHLB at December 31, 2005, which was in compliance with this requirement. At December 31, 2005 and 2004, the Bank had no outstanding borrowings from the FHLB of Pittsburgh. The Bank has a line of credit available in the amount of $207 million as of December 31, 2005.
      Borrowed funds from various sources are generally used to supplement deposit growth. Securities sold under agreements to repurchase were $1.1 million at December 31, 2005, and $1.1 million at December 31, 2004.
      Additionally, the Bank had securities sold under repurchase agreements are as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except percentages)
Balance at year-end	$1,127	$1,105	$1,099
Average during the year	1,120	1,109	1,092
Maximum month-end balance	1,127	1,111	1,099
Weighted average rate during the year	2.12%	1.92%	2.47%
Rate at December 31	2.44%	2.14%	1.88%

Shareholders’ Equity
      Total shareholders’ equity at December 31, 2005 and 2004 increased by $1.0 million and $5.1 million, respectively to $53.2 million and $52.2 million includes accumulated other comprehensive income, which includes an adjustment for the fair value of the Bank’s securities portfolio. This amount attempts to identify the impact to equity in the unlikely event that the Bank’s entire securities portfolio would be liquidated under current economic conditions. The amounts and types of securities held by the Bank at the end of 2005, combined with current interest rates, resulted in a decrease in equity, net of taxes, of $1.7 million. This compares with an decrease in equity, net of taxes, of $440,000 at the end of 2004. Retained earnings accounted for an increase in shareholders’ equity of $1.1 million and $2.1 million during 2005 and 2004, respectively.

Interest Rate Sensitivity
      Through the years, the banking industry has adapted to an environment in which interest rates have fluctuated dramatically and in which depositors have been provided with liquid, rate sensitive investment options. The industry utilizes a process known as asset/liability management as a means of managing this adaptation.
      Asset/liability management is intended to provide for adequate liquidity and interest rate sensitivity by matching interest rate sensitive assets and liabilities and coordinating maturities and repricing characteristics on assets and liabilities.
      Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Bank’s net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Bank seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.
      One major objective of the Bank when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Bank’s Asset/ Liability Committee (“ALCO”), which is comprised of senior management and Board members. The ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Bank. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.
      To manage the interest rate sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of the Bank’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect.
      At December 31, 2005, the Bank maintained a positive one to five year cumulative gap.

Interest Sensitivity Gap at December 31, 2005

	0-3	4-12		More Than	No Stated	Balance at
Gap Table at December 31, 2005	Months	Months	1-5 Yrs.	5 Yrs.	Maturity	12/31/05

Cash due and from banks	—	—	—	—	6,454	6,454
Interest bearing deposits with banks	29,762	—	—	—	—	29,762
Fed Funds Sold	1,581	—	—	—	—	1,581
Investment securities	573	48,345	74,104	2,297		125,319
Loans held for sale	3,280	—	—	—	—	3,280
Mortgage loans	1,420	13,874	35,820	28,742	378	80,234
Commercial loans	35,239	50,963	64,327	21,026	—	171,555
Consumer loans	11,583	12,689	39,453	6,011	—	69,736
Construction loans	742	28,306	19,099	162	—	48,309
Allowance for loan losses	—	—	—	—	(3,300)	(3,300)
Other assets	—	—	—	—	27,752	27,752

Total assets	$84,180	$154,177	232,803	$58,238	$31,284	$560,682

Noninterest bearing deposits	—	—	—	—	42,136	42,136
NOW accounts	24,444	—	—	—	—	24,444
Money market accounts	41,835	—	—	—	—	41,835
Savings accounts	74,924	—	—	—	—	74,924
Time deposits	14,484	247,726	58,020		—	320,230
Borrowed funds	233	673	222	—	—	1,128
Other liabilities	—	—	—	—	2,764	2,764

Total liabilities	155,920	248,399	58,242	—	44,900	507,461

Shareholders’ equity					53,221	53,221

Total liabilities and shareholders’ equity	$155,920	$248,399	$58,242	$—	$98,121	$560,682

GAP	(71,740)	(94,222)	174,561	58,238	(66,837)	—
Gap Ratio	0.54	0.62	4.00	582.38	0.32	1.00
Cumulative Gap	(71,740)	(165,962)	8,599	66,837	—	—
Cumulative Gap Ratio	0.54	0.59	1.02	1.14	1.00	1.00
      Certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.
      Management also simulates possible economic conditions and interest rate scenarios in order to quantify the impact on interest income. The effect that changing interest rates have on PSB’s net interest income is simulated by increasing and decreasing interest rates. This simulation is known as rate shocking. The report below forecasts changes in PSB’s market value of equity under alternative interest rate environments. The market value of equity is defined as the net present value of PSB’s existing assets and liabilities.

	Market Value	Change in Market	Percentage
	of Equity	Value of Equity	Change

+300 Basis Points	66,260	2,914	4.60%
+200 Basis Points	65,610	2,264	3.57%
+100 Basis Points	64,649	1,303	2.06%
Flat Rate	63,346	—	—
-300 Basis Points	56,267	(7,079)	(11.18)%
-200 Basis Points	59,505	(3,841)	(6.06)%
-100 Basis Points	61,840	(1,506)	(2.38)%

Capital
      Federal bank regulatory agencies have established certain capital-related criteria that must be met by banks and bank holding companies. The measurements which incorporate the varying degrees of risk contained within the balance sheet and exposure to off-balance sheet commitments were established to provide a framework for comparing different institutions.
      The Bank is not aware of any pending recommendations by regulatory authorities that would have a material impact on the Bank’s capital, resources, or liquidity if they were implemented, nor is the Bank under any agreements with any regulatory authorities.
      The adequacy of the Bank’s capital is reviewed on an ongoing basis with regard to size, composition and quality of the Bank’s resources. An adequate capital base is important for continued growth and expansion in addition to providing an added protection against unexpected losses.
      As required by the federal banking regulatory authorities, guidelines have been adopted to measure capital adequacy. Under the guidelines, certain minimum ratios are required for core capital and total capital as a percentage of risk-weighted assets and other off-balance sheet instruments. For the Bank, Tier I capital consists of common shareholders’ equity less intangible assets, and Tier II capital includes the allowable portion of the allowance for loan losses, currently limited to 1.25% of risk-weighted assets. By regulatory guidelines, the separate component of equity for unrealized appreciation or depreciation on available for sale securities is excluded from Tier I Capital. For 2005 and 2004, all applicable ratios were above minimum regulatory guidelines.
      The following table sets forth PSB and the Bank’s capital ratios.

					To be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2005:
Total capital (to risk-weighted assets)
Company	$56,737	14.88%	$30,500	≥8.00%	N/A	N/A
Bank	$45,185	11.96%	$30,221	≥8.00%	$37,776	≥10.00%
Tier I capital (to risk-weighted assets) Company	$53,437	14.02%	$15,250	≥4.00%	N/A	N/A
Bank	$41,885	11.09%	$15,110	≥4.00%	$22,666	≥6.00%
Tier I capital (to average assets)
Company	$53,437	9.53%	$22,426	≥4.00%	N/A	N/A
Bank	$41,885	7.50%	$22,327	≥4.00%	$27,908	≥5.00%

					To be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2004:
Total capital (to risk-weighted assets)
Company	$54,364	15.49%	$28,082	≥8.00%	N/A	N/A
Bank	$43,095	12.34%	$27,930	≥8.00%	$34,912	≥10.00%
Tier I capital (to risk-weighted assets)
Company	$51,207	14.59%	$14,041	≥4.00%	N/A	N/A
Bank	$39,938	11.44%	$13,965	≥4.00%	$20,947	≥6.00%
Tier I capital (to average assets) Company	$51,207	9.53%	$21,489	≥4.00%	N/A	N/A
Bank	$39,938	7.48%	$21,361	≥4.00%	$26,701	≥5.00%
      The Bank is well-capitalized under the current regulatory guidelines for Tier I and total risk-based capital.

Liquidity and Funds Management
      Liquidity management ensures that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt servicing payments, investment securities purchase commitments, commercial and consumer loan demand and ongoing operating expenses. Funding sources include principal repayments on loans and investment securities, sales of loans, growth in core deposits, short and long-term borrowings and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of loans and investment securities, deposit flows, and loan prepayments are significantly influenced by general economic conditions and level of interest rates.
      At December 31, 2005, the Bank maintained $37.8 million in cash and cash equivalents primarily consisting of cash and due from banks. In addition, the Bank had $124.0 million in securities available for sale. The combined total of $161.8 million represented 28.9% of total assets at December 31, 2005.
      The Bank considers its primary source of liquidity to be its core deposit base, which includes non-interest-bearing and interest-bearing demand, and savings deposits. This funding source consists of deposits from customers throughout the branch network. The Bank will continue to promote the growth of deposits through its branch offices. At December 31, 2005, approximately 32.3% of the Bank’s assets were funded by core deposits acquired within its market area.
      The Bank’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2005 totaled $84.2 million. This consisted of $23.9 million in commercial real estate and construction loans, $49.8 million in home equity lines of credit, $3.5 million in standby letters of credit and $7.0 million in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. Any amounts actually drawn upon, management believes, can be funded in the normal course of operations. The Bank has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Contractual Obligations and Other Commitments
      The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2005:

	2010	2009	2008	2007	2006

	(Dollars in thousands)
Minimum annual rentals on non cancelable operating leases	$233	$363	$387	$586	$874
Remaining Contractual maturities of time deposits	6,202	2,335	7,414	42,313	261,961
Loan commitments					80,628
Standby letter of credit					3,539

Total	$6,435	$2,698	$7,801	$42,899	$347,002

RECENT ACCOUNTING PRONOUNCEMENTS
      FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method; and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company anticipates using the modified prospective transition method with the adoption of this standard. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on its consolidated financial statements.
      In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between Statement 123(R) and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of Statement 123(R) and to enhance the information received by investors and other users of the financial statements.
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
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.
      In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company’s results of operations or financial position.
      In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and is scheduled to be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      The discussion concerning the effects of interest rate changes on the Bank’s estimated net interest income for the year ending December 31, 2005, set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity” in Item 7 hereof, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The audited consolidated financial statement of PSB Bancorp, Inc., including the report of Grant Thornton LLP as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 which are included as Exhibit 99.1 to this Annual Report on Form 10-K, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

ITEM 9A.	CONTROLS AND PROCEDURES
      Within the 90 days prior to the date of this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of PSB’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that PSB’s current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports PSB files under the Exchange Act is recorded, processed, summarized and reported on a timely basis. There were no significant changes to PSB’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.	Other Information
      None
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      The following table sets forth information, as of December 31, 2005, with respect to the current directors of PSB.

Class I directors (Term expiring 2008).

		Year First
		Elected
Name/Position	Age	Director	Principal Occupation During Past Five Years

Anthony DiSandro,	59	1997	President, Chief Executive Officer of PSB
Director, President and Chief			Bancorp,
Executive Officer Inc.
Rosanne Pauciello,	62	1997	Corporate Secretary of PSB Bancorp, Inc;
Director and Corporate Secretary			Pennsylvania State Senate Office Administrator

Class II directors (Term expiring 2006).

		Year First
		Elected
Name/Position	Age	Director	Principal Occupation During Past Five Years

James W. Eastwood,	60	1997	President of Granary Associates, Inc.
Director			(architectural design and consulting firm)
Edward J. Reitmeyer,	42	2005	Managing Member, Wynnewood
Director*			Financial Partners, LLC, Consulting Firm for Real Estate Developers and Investors; Former Partner, Drucker & Scaccetti, CPA and Consulting Firm
Dennis P. Wesley,	53	2003	Manager, Business Processes,
Director			PECO Energy

Class III directors (Term expiring 2007).

		Year First
		Elected
Name/Position	Age	Director	Principal Occupation During Past Five Years

Vincent J. Fumo,	62	1997	Chairman of the Board of PSB
Chairman of the Board			Bancorp, Inc. and Pennsylvania State Senator
James F. Kenney,	47	2003	Councilman-at-Large for the City of
Director			Philadelphia, Pennsylvania; Director of Business Development, Vitetta Architects and Engineers

Executive Officers Who Are Not Directors

		During Past Five Years
Name/Position	Age	Principal Occupation

Frank V. Borrelli,	62	Founder and CEO of B Systems Development Corp. Chief
Chief Operating Officer of		Operating Officer of First Penn Bank.
First Penn Bank
Gary Polimeno,	53	Vice President and Treasurer of PSB Bancorp, Inc. and
Vice President and Treasurer		Corporate Vice President & Treasurer of First Penn
of PSB Bancorp, Inc. and Corporate Vice President & Treasurer of First Penn

*	Appointed to fill a vacancy on the Board of Directors due to the death of a director.
AUDIT COMMITTEE FINANCIAL EXPERT
      PSB’s board of directors has determined that Dennis Wesley, an independent director and member of the audit committee, qualifies as an audit committee financial expert.
AUDIT COMMITTEE
      The Audit Committee as of December 31, 2005, was comprised of directors Eastwood (Chair), Reitmeyer, and Wesley, each of whom in the judgment of the Board is “independent” as that term is defined in Rule 4200(a)(15) of the National Association of Securities Dealers listing standards. The Audit Committee is responsible for the appointment, compensation, oversight, and termination of PSB’s independent auditors. The Audit Committee is required to pre-approve audit and certain non-audit services performed by the independent auditors. The Audit Committee is charged by the Board with providing oversight with respect to the integrity of PSB’s financial statements, PSB’s compliance with applicable legal and regulatory requirements and the performance of PSB’s internal audit function. The Audit Committee also is responsible for, among other things, reporting to PSB’s Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in PSB’s annual report on Form 10-K and quarterly reports on Form 10-Q. The Audit Committee is expected to evaluate the independent auditors’ independence from PSB and PSB’s management, including approving consulting and other legally permitted, non-audit services provided by PSB’s auditors and the potential impact of the services on the auditors’ independence. The Audit Committee meets periodically with PSB’s independent auditors and PSB’s internal auditors outside of the presence of PSB’s management and possesses the authority to retain professionals to assist it in meeting its responsibilities without consulting with management. The Audit Committee also is expected to (i) review and discuss with management PSB’s earnings releases, including the use of pro forma information, (ii) address with management and the independent auditors the effect of accounting initiatives and off-balance sheet transactions, and (iii) receive and retain complaints and concerns relating to accounting and auditing matters.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Based upon a review of the information provided to PSB for the twelve month period ended December 31, 2005, no director, officer, or beneficial owner of more than ten percent of Common Stock, has failed to file a required Form 3, 4, or 5, in a timely fashion.
CODE OF ETHICS
      The board of directors of PSB has adopted a Code of Ethics applicable to the chief executive officer and principal accounting officer. A copy of PSB’s Code of Ethics is available on the Company’s website under Investor Relations at www.firstpennbank.com and any shareholder may obtain a printed copy of these documents by writing to Investor Relations, PSB Bancorp, Inc., 1835 Market Street, Philadelphia, Pennsylvania 19103 or by calling Investor Relations at (215) 979-7963.

ITEM 11.	EXECUTIVE COMPENSATION
      The following table sets forth for the years ended December 31, 2005, 2004, and 2003 certain information as to the total compensation paid by PSB to executive officers and officers who received salary and bonuses in excess of $100,000 during such fiscal year.

				Restricted	Securities
				Stock	Underlying	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Awards(3)	Options	Compensation(4)

Vincent J. Fumo,	2005	$270,000	$100,000			$39,804
Chairman of the Board	2004	$240,000	$450,000			$39,804
	2003	$223,000	$0	$1,000,000	500,000	$22,800
Anthony DiSandro,	2005	$290,000	$100,000			$52,961
President and Chief	2004	$265,000	$375,000			$52,961
Executive Officer	2003	$247,000	$0	$1,000,000	300,000	$50,357
Gary Polimeno,	2005	$126,450	$15,000			$10,272
Vice President and	2004	$120,428	$30,000			$10,272
Treasurer	2003	$116,920	$30,000			$10,272
Frank Borrelli,	2005	$190,000	$9,427			$0
Chief Operating	2004	$190,000	$18,853			$0
Officer*	2003	$0	$0			$0
Stephen Gaulberti,	2005	$127,900	$20,000			$0
Vice-President of	2004	$106,640	$10,000			$0
Construction Lending	2003	$100,538	$3,000			$0

*	Hired in 2004 as Chief Operating Officer of the Bank

(1)	Includes the portion of salary deferred by the executive pursuant to the 401(k) Plan.

(2)	Pending resolution of the Bank’s Memorandum of Understanding, at the direction of the Board, bonuses accrued for Messrs. Fumo and DiSandro in 2003 were not paid until 2004. As a result the table reflects no 2003 bonus and the payment of two bonuses in 2004.

(3)	Restricted stock award consisted of 100,000 shares of common stock at a price of $10.00 per share vesting over a five year period, which were granted on June 17, 2004. On December 31, 2005, the market value of each 100,000 award was $1,150,000.

(4)	Includes directors fees of $39,804, $39,804, and $4,800 paid to Mr. Fumo, Mr. DiSandro and Mr. Polimeno, respectively, for the year ended December 31, 2005. Includes directors fees of $39,804, $39,804, and $4,800 paid to Mr. Fumo, Mr. DiSandro and Mr. Polimeno respectively, for the year ended December 31, 2004. Includes directors fees of $22,800, $37,200, and $4,800 paid to Mr. Fumo, Mr. DiSandro and Mr. Polimeno respectively, for the year ended December 31, 2003.
      There were no option grants made to the named executive officers for the year ended December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

			Number of	Value of
			Securities	Unexercised
			Underlying	In-the-Money
	Shares Acquired		Unexercised	Options/SARs
Name	on Exercise	Value Realized	Options/SARs	at FY-End

Vincent J. Fumo Chairman of the Board	0	$0	485,720	$758,580
Anthony DiSandro President and Chief Executive Officer	0	$0	260,000	$390,000
Gary Polimeno Vice President & Treasurer	0	$0	6,876	48,132
COMPENSATION OF OFFICERS THROUGH DEFINED BENEFIT PLANS
      First Penn Bank (the “Bank”) has maintained a non-contributory defined benefit retirement plan (“Retirement Plan”). The Retirement Plan was “frozen” as of September 30, 1994 and benefits no longer accrue thereunder. Under the terms of the Retirement Plan, all employees age 21 or older who had worked at the Bank for a period of one year and had been credited with 1,000 or more hours of employment with the Bank during the year were eligible to accrue benefits under the Retirement Plan. The Bank would annually contribute an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Employee contributions were not permitted under the Retirement Plan. The Retirement Plan is fully funded, under the Internal Revenue Code of 1986, as amended (the “Code”). Because the Retirement Plan is fully funded, the Bank will generally not be required to make any additional contributions unless asset depreciation occurs. Participants will continue to vest in accordance with the provisions of the Retirement Plan. No new employees will be eligible for participation. The Plan, however, remains subject to all other requirements of the Code.
      The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 2005, expressed in the form of a single life annuity for the final average salary and benefit service classifications specified below.
Years of Service and Benefits Payable at Retirement

Final Average Compensation	15	20	25	30	35	40

$ 50,000	$13,000	$17,400	$21,700	$26,000	$26,000	$26,000
$ 75,000	$20,900	$27,900	$34,800	$41,800	$41,800	$41,800
$100,000	$28,800	$38,400	$47,900	$57,500	$57,500	$57,500
$125,000	$36,600	$48,900	$61,100	$73,300	$73,300	$73,300
$150,000*	$44,500	$44,500	$74,200	$89,000	$89,000	$89,000

*	Effective for retirements on or after January 1, 1994, annual compensation for Bank Plan purposes could not exceed $150,000 plus any increases indexed to cost of living adjustments. Employees with compensation exceeding $150,000 in years before 1994 may have larger “preserved benefits.” Due to the Economic Growth and Tax Relief Reconciliation Act of 2001, the annual compensation limit increased to $200,000 plus any increases indexed to cost of living adjustments.
      As of December 31, 2005, Mr. Fumo, Mr. DiSandro, and Mr. Polimeno had 16, 15, and 18 years and 6 months of credited service (i.e. benefit service), respectively.

Director Compensation
      For the year ended December 31, 2005, with the exception of Messrs. Kenney and Wesley, both of whom were paid $1,459 per board meeting attended (due to additional committee responsibilities), the other directors of PSB were paid $1,250 per board meeting attended. The directors of PSB were paid no additional remuneration for committee meetings. For the year ended December 31, 2005, the directors of the Bank were paid $1,667 per board meeting attended; there was no additional remuneration paid for committee meetings. Directors of the Bank’s subsidiaries and affiliates, PSA Service Corp. and Transnational Mortgage Corp., were paid $150 and $250, respectively, per board meeting attended.

Employment Agreements
      PSB and the Bank have entered into employment agreements (the “Employment Agreements”) with Vincent J. Fumo, Chairman and Chief Executive Officer of PSB, Anthony DiSandro, President of PSB, and Frank Borelli, Chief Operating Officer of the Bank. Under the terms of his Employment Agreement, Mr. Fumo serves as Chairman of PSB and the Bank at a base salary of $270,000. Under the terms of his Employment Agreement, Mr. DiSandro serves as President and Chief Executive Officer of PSB and the Bank at a base salary of $290,000 and Mr. Borelli serves as the Chief Operating Officer of the Bank at a base salary of $190,000. Each Employment Agreement provides for an initial term of three years, which will thereafter be automatically renewed for an additional year on each anniversary date unless terminated pursuant to its terms by the respective parties.
      Each Employment Agreement provides for the payment of certain severance benefits in the event of the executive’s resignation for specified reasons or as a result of his termination by PSB or the Bank without “Cause” (as defined in each Employment Agreement). The executive would be entitled to severance payments if: (1) he terminates employment following any breach of the Employment Agreement by the Bank or PSB, loss of title, office or significant authority, reduction in annual compensation or benefits, or relocation of the executive’s principal place of employment by more than a specified number of miles from PSB or the Bank, or (2) if the Bank or PSB terminates his employment, other than for Cause.
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

Supplemental Retirement Plan
      PSB maintains a nonqualified Supplemental Retirement Plan for the benefit of certain executive officers and directors. The Supplemental Retirement Plan (“SRP”) has been adopted by the Company to provide supplemental retirement benefits to Messrs. Fumo and DiSandro. The SRP provides a defined benefit payable in 240 monthly installments of an amount based on a percentage of the executive’s highest base salary and bonus during the year of retirement or the four years prior to retirement. The participants under the SRP are Messrs. Fumo and DiSandro. The SRP provides that payments begin after termination of employment and attainment of age 65. The SRP provides for an early start for payment of the installments in the event of disability and that upon death prior to retirement, payment will be made in a lump sum as of the date the participant would have attained age 65. Benefits under the SRP are increased and are subject to acceleration upon a change in control.

Compensation Committee Interlocks and Insider Participation
      None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or compensation committee.

Compensation Committee Report on Executive Compensation.
      Under rules established by the Securities and Exchange Commission (“SEC”), PSB is required to provide certain information regarding the compensation and benefits provided to PSB’s Chief Executive Officer and other executive officers of PSB. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to the fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation Committee, at the direction of the Board, has prepared the following report for inclusion in this proxy statement:
      The Compensation Committee policy for executive compensation is designed to: (i) provide compensation opportunities that are consistent with those available to executives in other financial services companies; (ii) support PSB’s goal setting and strategic planning process; (iii) motivate the executive management of PSB to achieve profit and other key goals of the institution, including but not limited to PSB’s commitment to the communities it serves, to its employees, customers, and investors; and (iv) motivate the executive management to operate PSB and First Penn Bank in a safe and sound manner and in compliance with all relevant governmental and regulatory requirements.
      The Compensation Committee utilized SNL Financial data, the BAI Compensation Survey, and America’s Community Banker’s Annual Compensation Survey as independent third-party sources of comparative data for similarly sized financial services companies as a baseline in setting the executive compensation salary levels.
      During the course of 2005, the Compensation Committee took into account both objective and subjective criteria in evaluating the performance of the executive management of PSB. The Compensation Committee also assessed the various challenges facing PSB and the significant competitive pressures within PSB’s market area. The specific performance objectives were: (i) the financial performance of the Bank in a period of increasing interest rates and a flattening yield curve, and the effect of non-discretionary costs attributable to the ongoing option litigation; (ii) the initiation of a review of the strategic alternatives of PSB and the related time commitment required of management; and (iii) the completion of a strategic personnel and compensation structure review of senior and middle management.
      Additionally, the Compensation Committee utilized a number of subjective elements as part of the decision-making process regarding executive compensation. The long tenure of the two senior executives and the individual skills and talents of the executive managers of PSB, including their leadership ability, planning and organizational skills, administrative talent, and vision for the future, and work ethic were given consideration in establishing executive compensation.
      Mr. Vincent J. Fumo was the Chairman of the Board of PSB and First Penn Bank and Mr. Anthony DiSandro was the President and Chief Executive Officer of PSB and First Penn Bank in 2005. Messrs. Fumo’s and DiSandro’s compensation for 2005 were determined by the Compensation Committee after consideration of the factors discussed above. Specific additional elements of the compensation of Messrs. Fumo and DiSandro are discussed below:

•	The Compensation Committee recommended no stock based compensation for Mr. Fumo or Mr. DiSandro for 2005.

•	The Compensation Committee recommended that the bonus amounts paid to executive management be reduced by 56% and 50% from 2004 levels for Mr. Fumo and Mr. DiSandro, respectively. This recommendation was made based upon the Committee’s opinion that until the

Bank reestablished satisfactory earning levels, bonus amounts should be reduced for all levels of management.

•	The Compensation Committee recommended an immediate salary freeze for senior management (includes all Vice Presidents and above) until such time that earning levels are satisfactorily reestablished.

Respectfully submitted,

James W. Eastwood, Chairman of Compensation
Committee
James F. Kenney
Edward J. Reitmeyer

Performance Graph
      The following graph shows a comparison of total shareholder return on the common stock of PSB, based on the market price of the common stock, with the cumulative total return of companies on The Nasdaq Stock Market (U.S.) Index (“CCMP”) and The Nasdaq Banking Index (U.S.) (“CBNK”) for the period beginning on January 1, 2000, through December 31, 2005.
Total Return Performance

	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005

PSBI	100	147.88	180.86	256.98	334.54	269.74

CCMP	100	79.18	54.44	82.09	89.57	91.48

CBNK	100	112.54	120.36	160.13	181.94	178.41

Notes:

A.	The lines represent annual index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighed daily, using the market capitalization on the previous trading day.

C.	If the fiscal year-end is not a trading day, the preceding trading day is used.

D.	The index level for all the series was set to 100.00 on December 31, 2000.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans.
      The following chart presents summary information with respect to all of PSB’s and First Penn Bank’s equity compensation plans in effect as of the date of this proxy statement.
Equity Compensation Plan Information

			Number of Securities
	Number of Securities	Wtd Avg Exercise	Remaining Available for
	to be Issued Upon	Price of o/s	Future Issuance Under
	Exercise of o/s	Options,	Equity Compensation
	Options, Warrants &	Warrants &	Plan (Excluding Sec in
Plan Category	Rights	Rights	Column(a)

Equity compensation plans approved by security holders	909,739	$9.92	246,384
Equity compensation plans not approved by security holders	8,571	$4.75	0

Total	918,310	$9.87	246,384

      The 1999 Director Stock Option Plan included in this chart is the only equity compensation plan adopted without shareholder approval.

Security Ownership of Management/ Certain Beneficial Owners
      The following table sets forth certain information furnished to PSB as of March 15, 2006 with respect to the beneficial ownership of common stock by: (i) each shareholder known to PSB to be the beneficial owner of five percent (5%) or more of the outstanding shares of common stock; (ii) each director of PSB; (iii) the executive officers named in the Summary Compensation Table on page 33 herein; and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named have sole voting and investment power with respect to all shares of common stock of which they are the respective beneficial owners.

	Amount and
	Nature of		Percent of
	Beneficial		Outstanding Shares
Name of Beneficial Owner	Ownership		of Common Stock

5% Shareholders
American Bank Incorporated
4029 West Tilghman Street,
Allentown, Pennsylvania 18104	347,643		6.8%
Directors
Vincent J. Fumo	982,938	(1)	17.5%
Rosanne Pauciello	42,799	(2)	*
Anthony DiSandro	455,752	(3)	8.4%
James W. Eastwood	58,805		1.1%
James F. Kenney	30,404	(2)	*
Edward J. Reitmeyer	0		*
Dennis P. Wesley	40,000	(2)	*
Named Executive Officers
Frank V. Borrelli	0
Gary Polimeno	51,362		*
Stephen Gaulberti	0		*
All executive officers and directors as a group (10 persons)	1,662,060		27.8%

*	Ownership percentage is less than 1%.

(1)	Amount includes 73,284 shares held through the First Penn Bank 401(k) Plan, 399,827 shares directly held by Mr. Fumo, 24,107 shares held in the ESOP, and 485,720 shares subject to immediately exercisable options. Amount does not include all shares held by the ESOP. Mr. Fumo is a trustee of the ESOP and as such votes shares held by the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

(2)	Rosanne Pauciello, Dennis Wesley and James Kenney, hold immediately exercisable options to acquire 25,000, 40,000 and 27,857 shares, respectively.

(3)	Amount includes 76,426 shares held indirectly through the First Penn Bank 401(k) Plan, 94,583 shares directly held by Mr. DiSandro, 24,743 shares held in the First Penn Bank Employee Stock Ownership Plan (“ESOP”), and 260,000 shares subject to immediately exercisable options. Amount does not include all shares held by the ESOP. Mr. DiSandro is a trustee of the ESOP and as such votes shares held by the ESOP. The ESOP voting provisions require the holders of allocated shares to direct the trustee as to how to vote their shares on all matters presented to the shareholders of PSB. The trustee is required to vote the unallocated shares in proportion to the direction received from the holders of the allocated shares.

ITEM 13.	Certain Relationships and Related Transactions

Transactions with Management & Others.
      Certain directors and executive officers of PSB, and associates of such persons (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with PSB and its subsidiaries in the ordinary course of business during 2005. All loans made to such persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis.

ITEM 14.	Principal Accounting Fees & Services

Independent Registered Public Accounting Firm
      The firm of Grant Thornton LLP performed certain accounting services for PSB, including the audit of the annual financial statements and the reviews of the unaudited financial statements included in PSB’s quarterly reports for the years ended December 31, 2005 and 2004.
      The following tables set forth the aggregate fees to PSB for the fiscal years ended December 31, 2005 and 2004 by Grant Thornton LLP.

	2005	2004

Audit Fees	$176,105	$128,655
Audit-Related Fees	$6,373	23,655
Tax Fees	$26,865	37,230
All other fees	$44,403	45,339

Total	$253,746	$234,879

      Audit fees included the audit of PSB’s annual financial statements, reviews of the Company’s quarterly financial statements and comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission (“SEC”) matters.

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
      The Audit Committee may, from time to time, grant pre-approval to those permissible non-audit services classified as “all other services” that it believes are routine and recurring services, and would not impair the independence of the auditor. The Audit Committee has not currently pre-approved any such services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors
      The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. The Audit Committee may delegate pre-approval authority to one or more of its members. This member must report any decisions to the Audit Committee at the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2005.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      The consolidated financial statements listed below are from Exhibit 99.1 to the Registrant’s 2005 Form 10-K.
      PSB Bancorp, Inc. and Subsidiaries Consolidated Balance Sheet Consolidated Statement of Income, Consolidated Statement of Cash Flow, and Notes to Consolidated Statements Reports of Independent Registered Public Accounting Firm.
      (a) The following reports on Form 8-K were filed in the last quarter of 2005:

•	On October 26, 2005, PSB filed a form 8-K announcing the appointment of Edward J. Reitmeyer to the Board of Directors.
      (b) EXHIBITS: The exhibits listed below are filed herewith or incorporated by reference to other filings.

Exhibit
No.	Document

2.1	Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)

2.2	Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp. (incorporated herein by reference to Registration Statement of PSB Bancorp, Inc. filed on January 16, 2001)

3.1	Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

3.2	Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

Exhibit
No.		Document

10	.1*	First Penn Bank’s Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

10	.2*	First Penn Bank’s Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

10	.3*	First Penn Bank’s Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)

10	.4*	Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

10	.5*	Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

10	.6*	First Penn Bank’s Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997)

10.7		Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 10, 1995 (incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998)

10.8		Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998)

10	.9*	First Penn Bank’s Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)

10	.10*	First Penn Bank’s Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)

10	.11*	PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB’s Annual Report on Form 10-K filed on April 1, 2002)

10	.12*	Employment Agreement for Frank Borrelli (incorporated by reference to Exhibit 10.12 of PSB’s Annual Report on Form 10-K filed on March 31, 2005)

10.13		Supplemental Employee Retirement Plan — Mr. Fumo (incorporated by reference to Exhibit 10.1 of PSB’s Quarterly Report on Form 10-Q filed on November 15, 2004

10.14		Supplemental Employee Retirement Plan — Mr. DiSandro (incorporated by reference to Exhibit 10.1 of PSB’s Quarterly Report on Form 10-Q filed on November 15, 2004

14		Code of Ethics (incorporated by reference to Exhibit 14 of PSB’s Annual Report on Form 10-K filed on April 5, 2004)
21		Schedule of Subsidiaries. (filed herewith)

31.1		Certification of Report by Chief Executive Officer. (filed herewith)

31.2		Certification of Report by Chief Financial Officer. (filed herewith)

32		Certification of Report by Chief Executive Officer and Chief Financial Officer. (filed herewith)

99.1		2005 Financial Statements (filed herewith)

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSB BANCORP, INC.

By	/s/ Anthony DiSandro

Anthony DiSandro
President and Chief Executive Officer
March 28, 2006
      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent J. Fumo Vincent J. Fumo	Chairman, Director	March 28, 2006

/s/ Anthony DiSandro Anthony DiSandro	President, Chief Executive Officer, Director	March 28, 2006

/s/ John Carrozza John Carrozza	Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2006

/s/ James W. Eastwood James W. Eastwood	Director	March 28, 2006

/s/ Rosanne Pauciello Rosanne Pauciello	Corporate Secretary and Director	March 28, 2006

/s/ Edward Reitmeyer Edward Reitmeyer	Director	March 28, 2006

/s/ Dennis Wesley Dennis Wesley	Director	March 28, 2006

/s/ James Kenney James Kenney	Director	March 28, 2006

EXHIBIT INDEX

Exhibit
No.		Document

2.1		Agreement and Plan of Reorganization, dated as of March 19, 1999, between PSB Bancorp, Inc. and First Bank of Philadelphia (incorporated herein by reference to Exhibit 2.1 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)

2.2		Agreement and Plan of Reorganization, dated as of November 2, 2000, between PSB Bancorp, Inc., PSB Merger Sub, Inc. and Jade Financial Corp. (incorporated herein by reference to Registration Statement of PSB Bancorp, Inc. filed on January 16, 2001)

3.1		Articles of Incorporation of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

3.2		Bylaws of PSB Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

10	.1*	First Penn Bank’s Retirement Plan (incorporated herein by reference to Exhibit 10.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

10	.2*	First Penn Bank’s Cash or Deferred Profit Sharing Plan (incorporated herein by reference to Exhibit 10.2 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997)

10	.3*	First Penn Bank’s Profit Sharing Plan (incorporated herein by reference to Exhibit 10.3 of the SB-2 Registration Statement of PSB Bancorp, Inc filed October 9, 1997)

10	.4*	Employment Agreement with Vincent J. Fumo (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

10	.5*	Employment Agreement with Anthony DiSandro (incorporated herein by reference to Exhibit 7.1 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed October 9, 1997.)

10	.6*	First Penn Bank’s Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.4 of the SB-2 Registration Statement of PSB Bancorp, Inc. filed on October 9, 1997)

10.7		Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 10, 1995 (incorporated herein by reference to Exhibit 10.7 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed May 5, 1998)

10.8		Lease Agreement between Eleven Colonial Penn Plaza Associates and First Penn Bank, dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.8 of Form S-1, Amendment No. 3 of PSB Bancorp, Inc. filed on May 5, 1998)

10	.9*	First Penn Bank’s Stock Option Plan (incorporated herein by reference to Exhibit 10.9 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)

10	.10*	First Penn Bank’s Management Recognition Plan (incorporated herein by reference to Exhibit 10.10 of the S-4 Registration Statement of PSB Bancorp, Inc. filed June 25, 1999)

10	.11*	PSB Bancorp, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 of PSB’s Annual Report on Form 10-K filed on April 1, 2002)

10	.12*	Employment Agreement for Frank Borrelli (incorporated by reference to Exhibit 10.12 of PSB’s Annual Report on Form 10-K filed on March 31, 2005)

10.13		Supplemental Employee Retirement Plan — Mr. Fumo (incorporated by reference to Exhibit 10.1 of PSB’s Quarterly Report on Form 10-Q filed on November 15, 2004

10.14		Supplemental Employee Retirement Plan — Mr. DiSandro (incorporated by reference to Exhibit 10.1 of PSB’s Quarterly Report on Form 10-Q filed on November 15, 2004

14		Code of Ethics (incorporated by reference to Exhibit 14 of PSB’s Annual Report on Form 10-K filed on April 5, 2004)
21		Schedule of Subsidiaries. (filed herewith)

31.1		Certification of Report by Chief Executive Officer. (filed herewith)

31.2		Certification of Report by Chief Financial Officer. (filed herewith)

32		Certification of Report by Chief Executive Officer and Chief Financial Officer. (filed herewith)

99.1		2005 Financial Statements (filed herewith)

*	Denotes a management contract or compensatory plan or arrangement.