Form 10-Q
period 2006-03-31
PSB BANCORP INC
filed 2006-05-15
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,140,685 shares of Common Stock, at no par value, outstanding on May 15, 2006.

PSB BANCORP, INC.
FORM 10-Q
FOR THE FIRST QUATER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$4,187	$6,454
Interest-earning deposits with banks	18,725	29,762
Federal funds sold	1,570	1,581

Total cash and cash equivalents	24,482	37,797

Loans held-for-sale	2,868	3,280

Investment securities available-for-sale, at fair value	119,838	123,994
Investment securities held to maturity (fair value $1,279 and $1,310)	1,261	1,325
Federal Home Loan Bank stock — at cost	1,033	1,061
Federal Reserve Bank stock — at cost	1,216	1,216

Loans	378,683	369,834
Less allowance for possible loans losses	(3,385)	(3,300)

Net loans	375,298	366,534

Accrued interest receivable	2,821	2,908
Premises and equipment, net	2,201	2,416

Bank-owned life insurance	13,310	13,181
Other assets	9,977	6,970

Total assets	$554,305	$560,682

Liabilities

Deposits
Non-interest bearing	$38,326	$40,695
Interest bearing	453,312	460,416

Total deposits	491,638	501,111

Securities sold under agreements to repurchase	1,132	1,127
Advances from borrowers for taxes and insurance	2,095	2,460
Other liabilities	11,916	2,763

Total liabilities	506,781	507,461

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 5,140,685 and 5,140,685 shares issued and outstanding on March 31, 2006, and December 31, 2005, respectively	46,469	46,292
Preferred stock, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Retained earnings	4,309	10,124
Accumulated other comprehensive loss	(1,704)	(1,672)
Employee stock ownership plan	(1,085)	(1,093)
Treasury stock, at cost, 83,283 and 78,252 shares at March 31, 2006, and December 31, 2005, respectively	(465)	(430)

Total shareholders’ equity	47,524	53,221

Total liabilities and shareholders’ equity	$554,305	$560,682

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Interest income
Loans, including fees	$7,071	$6,045
Investment securities	1,206	834
Deposits with banks	187	309

Total interest income	8,464	7,188

Interest expense
Interest on deposits	3,527	2,489
Interest on borrowings	7	6

Total interest expense	3,534	2,495

Net interest income	4,930	4,693

Provision for loan losses	135	135

Net interest income after provision for loan losses	4,795	4,558

Non-interest operating income	568	967

Non-interest expenses:

Salaries and employee benefits	2,575	2,488
Occupancy and equipment	602	648
Legal settlement expense	9,650	—
Other operating	1,366	1,572

Total non-interest expenses	14,193	4,708

(Loss) income before income taxes	(8,830)	817

Income tax benefit (expense)	3,015	(246)

Net (loss) income	$(5,815)	$571

Earnings (loss) per share:
Basic	$(1.18)	$0.12
Diluted	$(1.18)	$0.10
The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Three months Ended
	March 31,
	2006	2005
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income	$(5,815)	$571

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	135	135
Depreciation and amortization	225	246
Amortization of discounts and accretion of premiums on investment securities	32	56
Restricted stock expense	101	100
Loss on sale of real estate	—	38
Gain on sale of securities	—	(420)
Proceeds from sale and amortization of loans held-for-sale	4,401	9,679
Originations of loans held-for-sale	(3,989)	(6,905)
ESOP expense	84	100
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	107	(198)
Increase in other assets	(3,351)	(32)
Increase in accrued expenses	9,153	944

Total Adjustments	6,898	3,743

Net cash provided by operating activities	1,083	4,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of investment securities	1,775	(2,198)
Proceeds from sales of investment securities	—	5,578
Proceeds from maturities and calls of investment securities	2,500	—
Redemption (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	28	251
Net (increase) decrease in loans	(8,826)	104
Proceeds from sale of real estate owned	—	165
Purchase of premises and equipment	(10)	(430)

Net cash (used in) provided by investing activities	(4,533)	3,470

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(9,473)	4,052
Increase in securities sold under agreements to repurchase	5	11
Decrease in advances for borrowers’ taxes and insurance	(365)	(574)
Purchase of treasury stock	(32)	—

Net cash (used in) provided by financing activities	(9,865)	3,489

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,315)	11,273

Cash and cash equivalents, beginning of period	37,797	54,650

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,482	$65,923

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(5,815)	$571
Other comprehensive income (loss), net of tax:
Accumulated comprehensive (loss), investments available for sale	(32)	(1,014)

Comprehensive loss	$(5,847)	$(443)

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
1. Basis of Presentation
This quarterly report presents the consolidated financial statements of PSB Bancorp, Inc. (“PSB”) and its subsidiaries.
PSB’s financial statements reflect all adjustments and disclosures that management believes are necessary for a fair presentation of interim results. The results of operations for the quarter presented does not necessarily indicate the results that PSB will achieve for all of 2006. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the PSB Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.
The financial information in this quarterly report has been prepared in accordance with PSB’s customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Actual results could differ from those estimates.
2. Earnings Per Share (EPS)
     Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. All weighted average, actual shares and per share information in these financial statements have been adjusted retroactively for the effect of stock dividends.
The computation of dilutive earnings per share for the three month period ended March 31, 2005 presented in the tables below includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management (see Part II, Item 1 — Legal Proceedings, herein). At March 31, 2005, these shares were considered contingently issuable shares and were required to be included in the calculation of diluted EPS and excluded from the calculation of basic EPS.
Legal claims associated with options to purchase the 895,240 shares previously included in the dilutive earnings per share calculation were settled on May 9, 2006 as disclosed in Note 6, Subsequent Events. Therefore, the computation of dilutive earnings per share for the three month period ended March 31, 2006, does not include any additional shares related to those proceedings.
     The calculations of basic earnings per share and diluted earnings per share are as follows:

	Three months ended March 31, 2006
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Loss available to common stockholders	$(5,815)	4,922	$(1.18)

Effect of dilutive stock options	—	—	—

Diluted earnings per share

Income available to common stockholders plus effect of dilutive securities	$(5,815)	4,922	$(1.18)

	Three months ended March 31, 2005
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share
Income available to common stockholders	$571	4,668	$0.12

Effect of dilutive stock options	—	1,004	(0.02)

Diluted earnings per share
Loss available to common stockholders plus effect of dilutive securities	$571	5,672	$0.10

     All options were dilutive at March 31, 2005.

3. New Accounting Pronouncements
     RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2006, the FASB issued SFAS No. 156, “Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Additionally, SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company is in the process of assessing the impact of the adoption of this statement on the Company’s financial results.
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
     In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and is scheduled to be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the possible impact of adopting the proposed pronouncement and is currently unable to estimate the potential impact on its consolidated financial statements if enacted.
4. Stock Based Compensation
     The Company adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006 using a modified method of prospective application. Under SFAS No.123(R), all forms of shared-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. SFAS No.123(R) eliminates the ability to account for share-based compensation transactions using APB Options No.25. All options were fully vested as of December 31, 2005. The Company granted no options in first quarter of 2006. Because all of the Company’s stock options are fully vested, there was no impact on income from continuing operations, income before taxes, net income or basic and diluted earnings per share from adopting SFAS No.123(R). Results for 2005 have not been restated. At March 31, 2006 the Company had 918,310 fully vested options outstanding with a weighted average exercise price of $9.87 and an aggregate intrinsic value of approximately $2,388,000. There were no grants, forfeitures or exercises during the three months ended March 31, 2006.
     Prior to the adoption of Statement 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, during first quarter 2006, all options were incentive stock options; therefore no excess tax benefit was classified as a financing cash flow.
     Pro forma net income and earnings per share as if the fair value based method had been applied to all awards for the three months ended March 31, 2005, is no different than the net income and earnings per share disclosed herein because there were no options that vested, and no unvested options, during the three months ended March 31, 2005.
5. Variable Interest Entity
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
In the first quarter of 2004, PSB adopted FASB interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”). In applying FIN 46 (R), it was determined that PSB, as the largest shareholder and virtually Iron Bridge’s only financial resource, would absorb a majority of Iron Bridge’s expected losses. Therefore, it was PSB’s conclusion that in accordance with FIN 46(R), Iron Bridge is a variable interest entity and thus PSB was required to consolidate the financial results of Iron Bridge during the first quarter of 2004.
The consolidation of Iron Bridge resulted in PSB recording goodwill of $1,362,363 and minority interest of $316,025. PSB accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. PSB tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair value of the reporting unit exceeds its then book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on PSB’s books to write down the related goodwill to the proper carrying value. As of December 31, 2005, PSB updated its impairment testing from December 31, 2004, and determined that no impairment write-off was necessary. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.

6. Subsequent Events
     As previously disclosed in the PSB Bancorp Inc.’s 2005 Form 10-K within Part I, Item 1A, Risk Factors; PSB was a party to litigation regarding the validity of certain options. As with any protracted legal matter, management has continued to weigh the cost of this litigation versus settlement. In the event a settlement was considered the appropriate course of action in the instant case, management was also required to evaluate the manner of settlement. In May of 2006, management came to a final decision that a settlement was the appropriate course of action. Moreover, management concluded that the cash settlement alternative was the most prudent decision and would provide the most economically beneficial results to shareholders. In exchange for a payment to the plaintiffs of $9.65 million, plaintiffs have terminated and waived, or stipulated to dismissal with prejudice, all related claims against PSB Bancorp. The plaintiffs, PSB and its directors have executed mutual releases and covenants not to sue. The net of tax charge to earnings of $6,369,000 has been included in these financial statements as of and for three months ended March 31, 2006.
7. Reclassifications
     Certain 2005 amounts have been reclassified to conform to the 2006 presentation.
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
Critical Accounting Policies, Judgments, and Estimates
     The accounting and reporting policies of PSB and its subsidiaries conform with US GAAP applicable to the financial services industry. All significant intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, future results could differ significantly from those estimates.

     Allowance for Loan Losses
     PSB uses the allowance method of accounting for credit losses. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries and losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. While management considers the allowance for loan and lease losses to be adequate based on information currently available, future additions to the allowance may be necessary due to changes in economic conditions or management’s assumptions as to future delinquencies, recoveries and losses and management’s intent with regard to the disposition of loans and leases. In addition, the regulators, as an integral part of their examination process, periodically review PSB’s allowance for loan losses. The regulators may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
     Income Taxes
     Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Based upon the review of all components of the deferred tax assets and liabilities, future taxable income of PSB and regulatory guidelines, management has determined that no allowance is deemed necessary at March 31, 2006. However, circumstances could arise that would require management to revisit the need for such an allowance.
Performance Overview
     PSB’s net income for the first quarter of 2006 would have been $554,000 or $0.11 and $0.11 on a basic and diluted per share basis, if not for the effect of the expense of the settlement of the option lawsuit. This compares to net income of $571,000 or $0.12 and $0.10 on a basic and diluted per share basis for the same quarter of 2005. PSB’s net loss for the first quarter of 2006 was $5,815,000 or $(1.18) and $(1.18) on a basic and diluted per share basis, inclusive of the effect of the expense of the settlement of the option lawsuit. The settlement of the option lawsuit had the effect of reducing earnings by $6,369,000, net of a tax benefit of $3,281,000, which reduced basic earnings per share by $(1.29) from earnings per share of $0.11 to a loss per share of $(1.18). The results for the first quarter of 2006 were primarily affected by a significant increase in interest income and a decrease in non-interest expense in the areas of other operating and occupancy expenses and the settlement of the option lawsuit.
     For the three months ended March 31, 2006, the Bank’s net interest margin increased three basis points to 3.73% from 3.70% for the same period in 2005.
Net Income
     PSB’s net income would have totaled $554,000 and was $571,000 for the three months ended March 31, 2006 and 2005, respectively, before the effect of the expense related to the settlement of the option lawsuit. PSB’s basic and diluted earnings per share for the three months ended March 31, 2006, would have been $0.11 and was $0.10 respectively before giving effect to the charge related to the settlement of the option law suit, compared to $0.12 and $0.10 per share for the three months ended March 31, 2005. The settlement of the option lawsuit had the effect of reducing earnings by $6,369,000, net of a tax benefit of $3,281,000, which reduced basic earnings per share by $(1.29) from earnings per share of $0.11 to a loss per share of $(1.18).
     PSB has a diversified loan portfolio. The bank continues to achieve a higher net interest margin, with reduced interest rate risk and continue its mission of being a full-service commercial bank, the Bank continues to increase its origination of commercial real estate loans, commercial business loans, and construction loans. The commercial real estate and construction loan departments are aggressively pursuing a marketing effort to increase their share of these market segments while maintaining an acceptable level of credit risk.

Net Interest Income and Average Balances
     Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position. Net interest income was $4.9 million in the first quarter of 2006 and $4.7 million for the same period in 2005.
     Overall, average total interest-earning assets provided a yield of 6.40% for the three months ended March 31, 2006, compared to 5.66% for the same period in 2005. Average total loans were $380.2 million for the three months ended March 31, 2006, and provided a yield of 7.44% for the period, compared to average total loans of $356.0 million for the three months ended March 31, 2005, which provided a yield of 6.79% for the period.
     Average total interest-bearing liabilities increased from $450.6 million to $462.8 million or 2.71% for the three months ended March 31, 2006, compared to the three month period ended March 31, 2005. The average rate on total interest-bearing liabilities increased 84 basis points from 2.21% for the three months ended March 31, 2005 to 3.05% for the three months ended March 31, 2006. In an effort to maintain its core customer base in an increasing interest rate environment the Bank raised interest rates on its certificates of deposit which resulted in an increase in interest expense.
     The combination of our increased loan volume and increased yield on interest earning assets resulted in a 3 basis point increase in our net interest margin for the three month period ended March 31, 2006, compared to the three month period ended March 31, 2005.
Provision for Loan Losses
     The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. PSB made a provision of $135,000 for losses for the three months ended March 31, 2006, and $135,000 for the same period of 2005. Additionally, PSB had charge-off’s against the allowance for loan losses of $72,927 and $132,000 and recoveries of $22,909 and $41,000 in the first quarters of 2006 and 2005, respectively.
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

	Three months Ended March 31,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$22,211	$187	3.37%	$58,473	$309	2.11%
Investment securities	96,797	901	3.72	58,260	468	3.21
Mortgage-backed securities	29,486	305	4.14	34,891	366	4.20
Loans	380,203	7,071	7.44	356,022	6,045	6.79

Total interest-earning assets	528,697	$8,464	6.40%	507,646	$7,188	5.66%

Noninterest-earning assets	27,283			27,667

Total assets	$555,980			$535,313

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$24,659	$32	0.52%	$25,900	$34	0.53%

	Three months Ended March 31,
	2006				2005
	Average		Yield/		Average		Yield/
	Balance	Interest	Rate		Balance	Interest	Rate
			(Dollars in thousands)
Money market accounts	50,435	317	2.51		54,258	162	1.19
Savings deposits	73,816	261	1.41		87,390	239	1.09
Certificates	312,804	2,917	3.73		281,970	2,054	2.91

Total deposits	461,714	3,527	1.53		449,518	2,489	1.11
Borrowed money	1,130	7	2.48		1,115	6	2.15

Total interest-bearing liabilities	462,844	$3,534	3.05%		450,633	$2,495	2.21%

Non-interest-bearing liabilities	39,579				32,642

Total liabilities	502,423				483,275
Shareholders’ equity	53,557				52,038

Total liabilities and shareholders’ equity	$555,980				$535,313

Net interest income		$4,930				$4,693

Interest rate spread			3.35%				3.45%
Net yield on interest-earning assets			3.73%				3.70%
Ratio of interest-earning assets to interest-bearing liabilities			1.14	x			1.13	x
Non-interest Income
     Non-interest income consists of service charges, rental income, other income, and gain on the sale of loans and securities. Non-interest income for the three month period ended March 31, 2006, decreased $399,000 or 41.26% compared to the same period in 2005. The significant decrease in non-interest income in the three months ended March 31, 2006, was primarily attributable to the one time gain on the sale of investment securities held by PSA Service Corp. occurring during the three month period ending March 31, 2005 which resulted in a higher than normal amount of non-interest income for that period. PSB’s non-interest income for the first quarter increased by 21,000 on 3.9% from 547,000 net of the one time investment security gain of 420,000 for March 31, 2005 to 568,000 at March 31, 2006.
     The following table provides a summary of non-interest income, for the three months ended March 31, 2006, and 2005 (in thousands):

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Service fees on deposit accounts	$339	$322
(Loss) on sale of real estate owned	(7)	(38)
Banked owned life insurance	129	115
Gain on sale of investments securities	—	420
Other	107	148

Total	$568	$967

Non-interest Expense
     Non-interest expense for the Bank increased $9.5 million or 202.13%, to $14.2 million for the three months ended March 31, 2006, from $4.7 million for the same period in the prior year. The increase in non-interest expense that affected earnings in the three month period ended March 31, 2006 is attributable to the expense related to the options settlement.
     The following table provides a summary of non-interest expense, by category of expense, for the three months ended March 31, 2006, and 2005:

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Salaries and employment benefits	$2,575	$2,488
Rent and occupancy expense	602	648
Professional fees	351	300
FDIC insurance expense	30	30
General insurance	76	81
Advertising	64	47
Data processing fees	188	100
Director fees	68	68
Legal settlement expense	9,650	—
Other operating expense	589	946

Total	$14,193	$4,708

Legal settlement expense
     On May 9, 2006, PSB Bancorp, Inc. made settlement of outstanding litigation concerning the validity of options to acquire 1,199,800 shares of PSB Bancorp, Inc. common stock, in exchange for a payment to the plaintiffs of $9.65 million. This payment will result in a one time after-tax earnings charge of $6.369 million and is recorded as an expense during the first quarter of 2006.
Provision for Income Taxes
     Income tax benefit and (provision) for the three month periods ended March 31, 2006 and 2005 were $3,015,000 and $(246,000), respectively.
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
     PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization, and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments. The liquidity position of PSB is also strengthened by a $201.7 million credit facility with the Federal Home Loan Bank (“FHLB”). Advances are secured by FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of March 31, 2006.

     Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB’s total cash flow is a product of its operating activities, investing activities and financing activities. During the three months ended March 31, 2006, net cash provided by operating activities was $1.1 million, compared to $4.3 million for the same period of 2005. During the three months ended March 31, 2006, net cash used in investing activities was $4.5 million, compared to net cash provided by investing activities of $3.5 million for the same period of 2005. Financing activities used net cash of $9.9 million during the three months ended March 31, 2006, compared to $3.5 million in net cash provided by financing activities for the same period of 2005. The net result of these items was a $13.3 million decrease in cash and cash equivalents for the three months ended March 31, 2006, compared to a $11.3 million increase in cash and cash equivalents for the same period of 2005.
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
Capital Adequacy
     PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At March 31, 2006, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%. PSB’s actual Tier I and total capital ratios at March 31, 2006, were 12.27% and 13.14%, respectively, and PSB’s Tier I leverage ratio was 8.60%.
     On March 31, 2006, PSB was in compliance with regulatory capital requirements as shown in the following table:

	At March 31, 2006		At December 31, 2005
	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital	$47,683	$42,603	$53,437	$41,885
Tier II Capital	3,385	3,385	3,300	3,300

Total Qualifying Capital	$51,068	$45,988	$56,737	$45,185
Risk Adjusted Total Assets	$388,725	$382,656	$381,254	$377,761
Tier I Risk Based Capital Ratio	12.27%	11.13%	14.02%	11.09%
Total Risk Based Capital Ratio	13.14%	12.02%	14.88%	11.96%
Leverage Ratio	8.60%	7.71%	9.53%	7.50%
Average Assets	$554,595	$552,230	$560,650	$558,167

FINANCIAL CONDITION
General
     PSB’s total assets decreased $6.4 million from $560.7 million at December 31, 2005, to $554.3 million, at March 31, 2006, a decrease of 1.14%. At March 31, 2006, PSB’s net loan portfolio totaled $375.3 million compared to $366.5 million at December 31, 2005, an increase of $8.8 million, or 2.40%, total investment securities decreased $4.2 million, or 3.35%, to $121.1 million at March 31, 2006, from $125.3 million at December 31, 2005, and cash and cash equivalents decreased by $13.3 million or 35.22% to $24.5 million during the first three months of 2006. Total deposits equaled $491.6 million, a decrease of $9.5 million or 1.89%, during the first three months of 2006. The decrease in deposits was primarily as a result of a decrease in money market accounts and passbook savings deposits.
     The following tables summarize the loan portfolio of PSB by loan category and amount at March 31, 2006, compared to December 31, 2005, respectively. Loans increased to $378.1 million at March 31, 2006 from $369.5 million at December 31, 2005, an increase of $8.6 million or 2.34%. Management has targeted the loan portfolio as a key to the Bank’s continuing growth. Specifically, the Bank has shifted its lending focus to higher yielding commercial loans made to small and medium sized businesses in its market area. A significant increase in the volume of commercial and construction loans during 2005 and the first quarter of 2006 underscores that focus as the commercial portfolio increased to $228.6 million at March 31, 2006, from $219.9 million at December 31, 2005, an increase of $8.7 million or 3.98%.
     The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At March 31,		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent	Variance	% Change
Commercial loans	$180,774	47.82%	$171,555	46.43%	$9,219	5.37%
Construction loans	47,828	12.65%	48,309	13.08%	(481)	(1.00)%
Mortgage loans(1)	78,926	20.87%	79,856	21.61%	(930)	(1.17)%
Consumer loans	70,572	18.66%	69,736	18.88%	836	1.20%

Total loans	$378,100	100.00%	$369,456	100.00%	$8,644	4.40%

Unearned fees and discounts	$583		$378
Allowance for loan losses	(3,385)		(3,300)

Net Loans	$375,298		$366,534

(1)	Does not include loans held for sale.
     The following table summarizes the loan portfolio of PSB by loan interest rate type and amount at March 31, 2006, and December 31, 2005.

	At March 31		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Fixed rates	$288,841	76.39%	$285,884	77.38%
Adjustable rate	89,259	23.61%	83,572	22.62%

Total loans	$378,100	100.00%	$369,456	100.00%

Asset Quality
Non-Performing Assets
     PSB’s non-performing assets decreased $802,000 or 22.16%, to $2.8 million at March 31, 2006, from $3.6 million at December 31, 2005. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.
     The following table sets forth non-performing assets as of March 31, 2006, and December 31, 2005:

	At March 31,	At December 31,
	2006	2005
	(Dollars in thousands)
Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	1,708	2,510

Total nonperforming loans	1,708	2,510
Real estate owned (REO)	1,109	1,109

Total nonperforming assets	$2,817	$3,619

Nonperforming loans to total loans	0.45%	0.68%
Nonperforming assets to total assets	0.51%	0.65%
Allowance for loan losses to total loans	0.90%	0.89%
Allowance for loan losses to nonperforming loans	198.19%	131.47%
Allowance for loan losses to nonperforming assets	120.16%	91.19%
Net charge-offs as a percentage of total loans	0.02%	0.11%
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in PSB’s assessment of its sensitivity to market risk since its presentation in the 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     C. On September 17, 2004, Hal Shaffer, a purported option holder filed an action in the United States District Court for the Eastern District of Pennsylvania seeking among other actions a declaratory judgment that 342,800 of the options previously declared invalid by PSB were valid and enforceable. On February 28, 2005, PSB filed a motion to dismiss which was subsequently denied by the Court. On April 25, 2005, PSB filed a motion for reconsideration. On November 9, 2005, the Court denied PSB’s motion for reconsideration. The options related to this action are subject to various interest claims based on Mr. Shaffer’s assignment or pledge of the options to various parties. As part of the settlement referenced in Paragraph I, one of the parties settled its claims to 171,400 options included as part of this action. PSB intends to defend vigorously the action. However, there can be no assurance regarding the eventual outcome of this litigation.
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
     I. On May 9, 2006 PSB announced the settlement of outstanding litigation concerning the validity of options to acquire 1,199,800 shares of PSB Bancorp, Inc. common stock. In exchange for a payment to the plaintiffs of $9.65 million, plaintiffs have terminated and waived, or stipulated to dismissal with prejudice, all related claims against PSB Bancorp. This payment will result in a one time after-tax earnings charge of $6.369 million and a corresponding reduction in capital, but even after such payment, both PSB and First Penn Bank will be well-capitalized under FDIC guidelines. The plaintiffs, PSB and its directors have executed mutual releases and covenants not to sue.
     Options to acquire 171,400 shares of PSB Bancorp, Inc. common stock remain in dispute and litigation relating to these options remains outstanding. PSB intends to vigorously defend this litigation.
   There are no additional material developments to report regarding the above actions at the time of the filing of this quarterly report on
Form 10-Q.
   Additional information related to these actions is contained in PSB’s previously filed reports on Forms 10-K, 10-Q and 8-K.

Item 1A . Risk Factors.
The risk factor related to a court decision in favor of the purported option-holders previously disclosed in response to Item 1A to Part 1 of PSB’s Form 10-K for the year ended December 31, 2005 has changed as follows:
A court decision in favor of the purported option-holders could have an effect on our stock price.
     First Penn Bank merged with First Bank of Philadelphia in 1999. PSB cancelled 1,371,200 of the options issued pursuant to the merger to certain First Bank of Philadelphia shareholders. PSB was subject to numerous lawsuits related to the cancellation of the 1,371,200 options. PSB has settled the lawsuits related to 1,199,800 of the options (See Item 1-Legal Proceedings, Recent Developments). If a court were to find that the remaining 171,400 options cancelled by PSB were validly issued, the computation diluted earnings per share of PSB would be reduced by an additional 0.51%. PSB cannot predict the outcome of this ongoing litigation. This additional dilution could have an adverse affect on the share price of PSB’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults upon Senior Securities.
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.
     (a) Exhibits.
31.1	Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto dully authorized.

PSB BANCORP, INC.

By:	/s/ Anthony DiSandro

Anthony DiSandro,
President, Chief Executive Officer, and Director

By:	/s/ John Carrozza

John Carrozza,
Chief Financial Officer (Principal Financial Officer and
Chief Accounting Officer)
May 15, 2006

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.