Form 10-Q
period 2006-06-30
PSB BANCORP INC
filed 2006-08-14
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 000-24601
PSB BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2930740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,142,526 shares of Common Stock, at no par value, outstanding on August 15, 2006.

PSB BANCORP, INC.
FORM 10-Q
FOR THE SECOND QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PSB BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF FINANCIAL CONDITION
(In thousands except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,541	$$6,454
Interest-earning deposits with banks	8,007	29,762
Federal funds sold	1,632	1,581

Total cash and cash equivalents	15,180	37,797

Loans held-for-sale	1,593	3,280
Investment securities available-for-sale, at fair value	112,697	123,994
Investment securities held to maturity (fair value $1,506 and $1,544)	1,139	1,325
Federal Home Loan Bank stock – at cost	1,290	1,061
Federal Reserve Bank stock – at cost	1,216	1,216

Loans	403,274	369,834
Less allowance for possible loans losses	(3,537)	(3,300)

Net loans	399,737	366,534

Accrued interest receivable	2,924	2,908
Premises and equipment, net	2,087	2,416
Bank-owned life insurance	13,455	13,181
Other assets	11,053	6,970

Total assets	$562,371	$560,682

Liabilities
Deposits
Non-interest bearing	41,664	40,695
Interest bearing	467,219	460,416

Total deposits	508,883	501,111

Securities sold under agreements to repurchase	1,138	1,127
Advances from borrowers for taxes and insurance	2,417	2,460
Other liabilities	3,060	2,763

Total liabilities	515,498	507,461

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 5,142,526 and 5,140,685 shares issued and outstanding on June 30, 2006 and December 31, 2005, respectively	46,658	46,292
Retained earnings	3,685	10,124
Accumulated other comprehensive loss	(1,954)	(1,672)
Employee stock ownership plan	(1,051)	(1,093)
Treasury stock, at cost, 81,001 and 78,252 shares at June 30, 2006, and December 31, 2005, respectively	(465)	(430)

Total shareholders’ equity	46,873	53,221

Total liabilities and shareholders’ equity	$562,371	$560,682

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three months ended
	June 30,
	2006	2005
	(Unaudited)
Interest income
Loans, including fees	$7,033	$6,226
Investment securities	1,163	846
Deposits with banks	67	347

Total interest income	8,263	7,419

Interest expense
Interest on deposits	3,763	2,700
Interest on borrowings	9	6

Total interest expense	3,772	2,706

Net interest income	4,491	4,713

Provision for loan losses	135	90

Net interest income after provision for loan losses	4,356	4,623

Non-interest operating income	581	585

Non-interest expenses:

Salaries and employee benefits	2,589	2,536
Occupancy and equipment	621	627
Other operating	2,594	1,731

Total non-interest expenses	5,804	4,894

(Loss) income before income (taxes) benefit	(867)	314

Income tax benefit (expense)	243	(111)

Net (loss) income	$(624)	$203

Earnings (loss) per share:
Basic	$(0.13)	$0.04
Diluted	$(0.13)	$0.04
The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Six months ended
	June 30,
	2006	2005
	(Unaudited)
Interest income
Loans, including fees	$14,104	$12,271
Investment securities	2,369	1,680
Deposits with banks	254	656

Total interest income	16,727	14,607

Interest expense
Interest on deposits	7,290	5,189
Interest on borrowings	16	12

Total interest expense	7,306	5,201

Net interest income	9,421	9,406

Provision for loan losses	270	225

Net interest income after provision for loan losses	9,151	9,181

Non-interest operating income	1,149	1,550

Non-interest expenses:

Salaries and employee benefits	5,164	5,024
Occupancy and equipment	1,223	1,275
Legal settlement expense	9,650	—
Other operating	3,960	3,301

Total non-interest expenses	19,997	9,600

(Loss) income before income (taxes) benefit	(9,697)	1,131

Income tax benefit (expense)	3,258	(357)

Net (loss) income	$(6,439)	$774

Earnings (loss) per share:
Basic	$(1.31)	$0.17
Diluted	$(1.31)	$0.14
The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Six months Ended
	June 30,
	2006	2005
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Adjustments to reconcile net income to net cash
Net income (loss)	$(6,439)	$774
Adjustments used in operating activities:
Provision for loan losses	270	225
Depreciation and amortization	453	499
Amortization of discounts and accretion of premiums on investment securities	68	140
Restricted stock. expense	200	200
ESOP expense	166	196
Loss (gain) on sale of real estate	(7)	43
Proceeds from sale and amortization of loans held-for-sale	5,630	18,674
Originations of loans held-for-sale	(7,317)	(19,201)
Change in assets and liabilities:
(Increase) in accrued interest receivable	(16)	(102)
(Increase) decrease in other assets	(1,006)	305
Increase in other liabilities	299	954

Total adjustments	(1,260)	1,933

Net cash ( used in) provided by operating activities	(7,699)	2,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	—	(10,092)
Proceeds from sales of investment securities	—	2,135
Proceeds from maturities and calls of investment securities	11,086	5,378
(Purchase)redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(229)	252
Net decrease (increase) in loans	(33,393)	2,212
Proceeds from sale of real estate owned	—	165
Purchase of premises and equipment	(125)	(817)

Net cash used in investing activities	(22,661)	(767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,772	8,179
Increase in securities sold under agreements to repurchase	11	14
Change in treasury stock	(35)	—
Exercise of stock options	38
(Decrease) in advances for borrowers’ taxes and insurance	(43)	(340)

Net cash provided by financing activities	7,743	7,853

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,617)	9,793

Cash and cash equivalents, beginning of period	37,797	54,650

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,180	$64,443

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Net (loss) income	$(624)	$203	$(6,439)	$774

Other comprehensive income (loss), net of tax:

Accumulated comprehensive gain (loss), investments available for sale	(250)	543	(282)	(471)

Comprehensive (loss ) income	$(874)	$746	$(6,721)	$303

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
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
The computation of dilutive earnings per share for the three and six month periods ended June 30, 2005 presented in the tables below includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management (see Part II, Item 1 — Legal Proceedings, herein). At June 30, 2005, these shares were considered contingently issuable shares and were required to be included in the calculation of diluted EPS and excluded from the calculation of basic EPS.
Legal claims associated with options to purchase the 895,240 shares previously included in the dilutive earnings per share calculation were settled on May 9, 2006. Therefore, the computation of dilutive earnings per share for the three and six month periods ended June 30, 2006, does not include any additional shares related to those proceedings.

	Six months ended June 30, 2006
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Loss available to common stockholders	$(6,439)	4,921	$(1.31)

Effect of dilutive stock options	—	N/A	—

Diluted earnings per share
Loss available to common stockholders plus effect of dilutive securities	$(6,439)	4,921	$(1.31)

All options were dilutive at June 30, 2006

	Three months ended June 30, 2006
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Loss available to common stockholders	$(624)	4,923	$(0.13)

Effect of dilutive stock options	—	N/A	—

Diluted earnings per share
Loss available to common stockholders plus effect of dilutive securities	$(624)	5,066	$(0.13)

All options were dilutive at June 30, 2006

	Six months ended June 30, 2005
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$774	4,659	$0.17

Effect of dilutive stock options	—	985	(0.03)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$774	5,644	$0.14

All options were dilutive at June 30, 2005.

	Three months ended June 30, 2005
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$203	4,655	$0.04

Effect of dilutive stock options	—	967	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$203	5,622	$0.04

All options were dilutive at June 30, 2005.

3. New Accounting Pronouncements
     RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2006, the FASB issued SFAS No. 156, “Amending Accounting for Separately Recognized Servicing Assets and Servicing Liabilities,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require an entity to 1) separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts, 2) initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable and 3) separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. Additionally, SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability. SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. PSB is in the process of assessing the impact of the adoption of this statement on PSB’s financial results.
     In March 2005 the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 requires an entity to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Interpretation provides guidance to evaluate whether fair value is reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 is not expected to have a material impact on PSB’s financial position or results of operations.
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
     In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends Statement 115, Accounting for Certain Investments in Debt and Equity Securities, and is effective for reporting periods beginning after December 15, 2005. PSB is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on PSB’s results of operations or financial position.
     On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The new interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently assessing what the impact of this interpretation will be on the Company’s financial position or results of operations.
4. Stock Based Compensation
     PSB adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006 using a modified method of prospective application. Under SFAS No.123(R), all forms of shared-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. SFAS No.123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No.25. All options were fully vested as of December 31, 2005. PSB granted no options in the first quarter of 2006. Because all of PSB’s stock options are fully vested, there was no impact on income from continuing operations, income before taxes, net income or basic and diluted earnings per share from adopting SFAS No.123(R). Results for 2005 have not been restated. At June 30, 2006 there were 9,019 options exercised and PSB had 909,291 fully vested options outstanding with a weighted average exercise price of $9.47 and an aggregate intrinsic value of approximately $1,436,681. There were no grants or forfeitures during the six months ended June 30, 2006.
     Prior to the adoption of Statement 123(R), PSB presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, during second quarter of 2006.
     There is no table presented for the pro forma net income (loss) for the three and six month periods ended June 30, 2005, because there were no options that vested during the three and six month periods ended June 30, 2005.
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

The consolidation of Iron Bridge resulted in PSB recording goodwill of $1,381,363 and minority interest of $308,699. PSB accounts for goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. Goodwill is now subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. PSB tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair value of the reporting unit exceeds its then book value, no write-down of recorded goodwill is necessary. If the fair value of a reporting unit is less, an expense may be required on PSB’s books to write down the related goodwill to the proper carrying value. As of December 31, 2005, PSB tested for impairment, and determined that no impairment write-off was necessary. No assurance can be given that future goodwill impairment tests will not result in a charge to earnings.
6. Legal Settlement
     As previously disclosed in Part I, Item 1A, Risk Factors in PSB’s annual report on Form 10-K for the year ended December 31, 2005, PSB was a party to litigation regarding the validity of certain options. In the second quarter of 2006, management decided to settle the litigation for a cash payment of $9.65 million (the “Options Settlement”). Management concluded that this course of action was in the best interest of the shareholders. In accordance with the terms of the Options Settlement, plaintiffs terminated and waived or stipulated to dismissal with prejudice, all related claims against PSB. The plaintiffs, PSB, and its directors have executed mutual releases and covenants not to sue. The net of tax charge to earnings of $6.4 million was recorded in the first quarter and is included in the financial statements as of and for the six months ended June 30, 2006.
7. Reclassifications
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
General
     PSB’s results of operations depend primarily on First Penn Bank’s (the “Bank”) net interest income, which is the difference between interest income on its interest-earning assets, and interest expense on its interest-bearing liabilities. The Bank’s interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank’s net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary, employee benefits, occupancy costs, and charges relating to non-performing and other classified assets.
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
Performance Overview
          PSB’s net loss for the second quarter of 2006 was $624,000 or $(0.13) and $(0.13) on a basic and diluted per share basis. PSB’s net income for the second quarter of 2006 would have been $220,000 or $0.05 and $0.05 on a basic and diluted per share basis, if not for a non-recurring increase in the other expense related to the purchase of the rights to certain contested options as described in PSB’s report on Form 8-K filed with the SEC on June 20, 2006 (“Rights Purchase”). This compares to net income of $203,000 or $0.04 and $0.04 on a basic and diluted per share basis for the same quarter of 2005. The results for the second quarter of 2006 were primarily affected by a significant increase in interest expense and the expense of the Rights Purchase.
          For the three months ended June 30, 2006, the Bank’s net interest margin decreased 32 basis points to 3.40% from 3.72% for the same period in 2005.
          The Bank’s net interest margin decreased by 16 basis points from 3.71% for the six months ended June 30, 2005 to 3.55% for the same period in 2006.
Net Income (Loss)
          PSB’s net loss for the three month period that ended June 30, 2006, was $624,000. or $(0.13) and $(0.13) on a basic and diluted per share basis compared to $203,000 or $0.04 and $0.04 on a basic and diluted per share basis for the three month period ended June 30, 2005. The non-recurring increase in other expenses related to the Rights Purchase had the effect of reducing both basic and diluted earnings per share by $(0.18).
          PSB’s net loss for the six month period that ended June 30, 2006, was $6.4 million or $(1.31) and $(1.31) on a basic and diluted per share basis compared to $0.17 and $0.14 on a basic and diluted per share basis for the six month period that ended June 30, 2005. The significant decrease in earnings is attributable to a settlement related to outstanding litigation as reported in PSB’s Form 8-K filed with the SEC on May 9, 2006 (the “Option Settlement”) and the expense attributable to the Rights Purchase.
          Although PSB has a diversified loan portfolio, the Bank continues to experience a decreasing net interest margin, due to the rapid and continuing increase in the cost of funds related to the continued increase in market interest rates generally. The Bank continues to increase its origination of commercial real estate loans, commercial business loans, and construction loans. The commercial real estate and construction loan departments are aggressively pursuing a marketing effort to increase their share of these market segments while maintaining an acceptable level of credit risk. Management also continues to pursue lending strategies to increase consumer home equity, and home equity lines of credit balances.

Net Interest Income and Average Balances
          Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position. Net interest income for the second quarter of 2006 decreased 4.3% from $4.7 million in the second quarter of 2005 compared to $4.5 million for the second quarter of 2006. Net interest income for the six month period ended June 30, 2006, was $9.4 million, the same as the six month period in 2005.
          Overall, average total interest-earning assets provided a yield of 6.26% for the three months ended June 30, 2006, compared to 5.86% for the same period in 2005. Average total loans were $395.6 million for the three months ended June 30, 2006, and provided a yield of 7.11% for the period, compared to average total loans of $356.5 million for the three months ended June 30, 2005, which provided a yield of 6.99% for the period.
          Overall, average total interest-earning assets provided a yield of 6.30% for the six months ended June 30, 2006, compared to 5.76% for the same period in 2005. Average total loans were $382.6 million for the six months ended June 30, 2006, and provided a yield of 7.37% for the period, compared to average total loans of $356.2 million for the six months ended June 30, 2005, which provided a yield of 6.89%.
          Average total interest-bearing liabilities increased from $445.0 million to $467.8 million or 5.12% for the three months ended June 30, 2006, compared to the three-month period ended June 30, 2005. The average rate on total interest-bearing liabilities increased 80 basis points from 2.43% for the three months ended June 30, 2005, to 3.23% for the three months ended June 30, 2006. The increase in interest-bearing liabilities resulted from increases in certificates of deposit. The increase in the overall rate paid on interest-bearing liabilities was due to PSB’s decision to increase deposits by offering more competitive interest rates on its certificates of deposit.
          Average total interest-bearing liabilities increased from $445.0 million to $465.8 million or 4.67% for the six months ended June 30, 2006, compared to the six month period ended June 30, 2005. The average rate on total interest-bearing liabilities increased 80 basis points from 2.34% for the six months ended June 30, 2005, to 3.14% for the six months ended June 30, 2006.
          The increased funding costs resulting from higher rates resulted in a 16 basis point compression of our net interest margin for the period ended June 30, 2006, compared to the six month period ended June 30, 2005, and a 32 basis point compression for the three month period ended June 30, 2006, compared to the three month period ended June 30, 2005.
Provision for Loan Losses
          The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. PSB made a provision of $270,000 for loan losses during the six months ended June 30, 2006, and a $225,000 provision for the six months ended June 30, 2005. Additionally, PSB had charge-offs against the allowance for loan losses of $79,000 and $268,000 and recoveries of $46,000 and $80,000 during the six month periods ended June 30, 2006, and 2005, respectively.

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

Three months Ended June 30,
2006	2005
Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$11,516	$67	2.33%	$54,554	$347	2.54%
Investment securities	92,801	884	3.81	61,702	505	3.27
Mortgage-backed securities	27,674	279	4.03	34,064	341	4.00
Loans	395,611	7,033	7.11	356,461	6,226	6.99

Total interest-earning assets	527,602	$8,263	6.26%	506,781	$7,419	5.86%

Noninterest-earning assets	30,778	33,318

Total assets	$558,380	$540,099

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$24,695	$22	0.36%	$25,297	$32	0.51%
Money market accounts	50,702	299	2.36	50,720	193	1.52
Savings deposits	70,347	220	1.25	83,963	251	1.20
Certificates	320,943	3,222	4.02	283,866	2,224	3.13

Total deposits	466,687	3,763	1.61%	443,846	2,700	1.22
Borrowed money	1,136	9	3.17	1,118	6	2.15

Total interest-bearing liabilities	467,823	$3,772	3.23%	444,964	$2,706	2.43%

Non-interest-bearing liabilities	43,317	42,745

Total liabilities	511,140	487,709
Shareholders’ equity	47,240	52,390

Total liabilities and shareholders’ equity	$558,380	$540,099

Net interest income	$4,491	$4,713

Interest rate spread	3.04%	3.42%
Net yield on interest-earning assets	3.40%	3.72%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.14	x

Six months Ended June 30,
2006	2005
Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$23,023	$254	2.21%	$56,514	$656	2.32%
Investment securities	95,538	1,785	3.74	59,981	971	3.24
Mortgage-backed securities	29,500	584	3.96	34,478	709	4.11
Loans	382,592	14,104	7.37	356,242	12,271	6.89

Total interest-earning assets	530,653	$16,727	6.30%	507,215	$14,607	5.76%

Noninterest-earning assets	28,494	30,543

Total assets	$559,147	$537,758

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$24,560	$54	0.44%	$25,599	$66	0.52%
Money market accounts	48,400	616	2.55	50,219	355	1.41
Savings deposits	73,158	481	1.31	85,218	490	1.15
Certificates	318,504	6,139	3.85	282,918	4,278	3.02

Total deposits	464,622	7,290	3.14%	443,954	5,189	2.34
Borrowed money	1,131	16	2.83	1,117	12	2.15

Total interest-bearing liabilities	465,753	$7,306	3.14%	445,071	$5,201	2.34%

Non-interest-bearing liabilities	44,160	40,375

Total liabilities	509,913	485,446
Shareholders’ equity	49,234	52,312

Total liabilities and shareholders’ equity	$559,147	$537,758

Net interest income	$9,421	$9,406

Interest rate spread	3.17%	3.42%
Net yield on interest-earning assets	3.55%	3.71%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x	1.14	x

Non-interest Income
     Non-interest income consists of service charges, rental income, other income, and gain on the sale of loans and securities. Non-interest income for the six month period ended June 30, 2006, decreased $401,000 or 25.87% compared to the same period in 2005. The significant decrease in non-interest income in the six months ended June 30, 2006, was primarily attributable to a one-time gain on the sale of investment securities held by PSA Service Corp. occurring during the six month period ending June 30, 2005, which resulted in a higher than normal amount of non-interest income for that period. PSB’s non-interest income for the second quarter of 2006, decreased by $4,000 or 6.8% from $585,000 to $581,000 at June 30, 2006.
     The following table provides a summary of non-interest income, for the six months ended June 30, 2006, and 2005:

	Six months ended
	June 30,
	2006	2005
	(In thousands)
Service fees on deposit accounts	$690	$611
(Loss) on sale of real estate owned	(7)	(43)
Banked owned life insurance	264	233
Gain on sale of investment securities	—	423
Other	202	326

Total	$1,149	$1,550

Non-interest Expense
     Non-interest expense for the Bank increased $10.4 million or 108.28%, to $20.0 million for the six months ended June 30, 2006, from $9.6 million for the same period in the prior year. The increase in non-interest expense that affected earnings in the six month period ended June 30, 2006, is attributable to the expense related to the Options Settlement and the Rights Purchase. On May 9, 2006, PSB Bancorp, Inc. settled the litigation concerning the validity of options to acquire 1,199,800 shares of PSB Bancorp, Inc. common stock, in exchange for a payment to the plaintiffs of $9.65 million. This payment resulted in a one time after-tax earnings charge of $6.4 million and was recorded as an expense during the first quarter of 2006. On June 20, 2006, PSB purchased all rights, if any, to 342,800 contested options (the “Rights”) to acquire PSB common stock in a secured creditor sale from “The Bank”, a New Jersey financial institution. The contested options were purportedly originally issued to Hal Shaffer, a former employee/director of a predecessor institution, and are the subject of on-going litigation regarding the validity of such options. This non-recurring increase in other expense had the effect of reducing earnings by $792,000 net of a tax benefit of $408,000. The gross charge of $ 1.2 million is included in other operating expense in the table below.
     The following table provides a summary of non-interest expense, by category of expense, for the six months ended June 30, 2006, and 2005:

	Six months ended
	June 30,
	2006	2005
	(In thousands)
Salaries and employment benefits	$5,164	$5,024
Rent and occupancy expense	1,223	1,275
Professional fees	678	753
FDIC insurance expense	61	61
General insurance	151	159
Advertising	111	135
Data processing fees	371	181
Director fees	128	136
Legal settlement expense	9,650	—
Other operating expense	2,460	1,876

Total	$19,997	$9,600

Provision for Income Taxes
          Income tax benefit and (provision) for the six month periods ended June 30, 2006, and 2005 were $3.3 million and $(357,000), respectively.
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
          PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization, and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments. The liquidity position of PSB is also strengthened by a $220.3 million credit facility with the Federal Home Loan Bank (“FHLB”). Advances are secured by FHLB stock and qualifying mortgage loans. PSB had no outstanding borrowings from the FHLB as of June 30, 2006.
          Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB’s total cash flow is a product of its operating activities, investing activities and financing activities. During the six months ended June 30, 2006, net cash used in operating activities was $7.7 million, compared to net cash provided by operating activities of $2.7 million for the same period of 2005. During the six months ended June 30, 2006, net cash used in investing activities was $22.6 million, compared to net cash used in investing activities of $767,000 for the same period of 2005. Financing activities provided net cash of $7.7 million during the six months ended June 30, 2006, compared to $7.9 million in net cash provided by financing activities for the same period of 2005. The net result of these items was a $22.6 million decrease in cash and cash equivalents for the six months ended June 30, 2006 compared to December 31, 2005.
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
Capital Adequacy
          PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At June 30, 2006, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%. PSB’s actual Tier I and total capital ratios at June 30, 2006, were 11.83% and 12.71%, respectively, and PSB’s Tier I leverage ratio was 8.51%. These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.

          On June 30, 2006, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well
	Capitalized	At June 30, 2006		At December 31, 2005
	Ratios	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital		$47,386	$40,993	$53,437	$41,885
Tier II Capital		3,537	3,537	3,300	3,300

Total Qualifying Capital		$50,923	$44,530	$56,737	$45,185

Risk Adjusted Total Assets		$400,565	$394,958	$381,254	$377,761

Tier I Risk Based Capital Ratio	6.00%	11.83%	10.38%	14.02%	11.09%
Total Risk Based Capital Ratio	10.00%	12.71%	11.27%	14.88%	11.96%
Leverage Ratio	5.00%	8.51%	7.43%	9.53%	7.50%

Average Assets		$556,995	$551,651	$560,650	$558,167
FINANCIAL CONDITION
General
          PSB’s total assets increased $1.7 million from $560.7 at December 31, 2005, to $562.4 million as of June 30, 2006. Net loans outstanding increased by $33.2 million, or 9.06%, At June 30, 2006, PSB’s net loan portfolio totaled $399.7 million compared to $366.5 million at December 31, 2005 and cash and cash equivalents decreased by 59.79% to $15.2 million during the first six months of 2006, primarily as a result of increased loan demand during 2006. Total deposits equaled $508.9 million, an increase of $7.8 million or 1.56%, during the first six months of 2006. The increase in deposits was primarily as a result of increases in higher-cost certificates of deposit.
          The following tables summarize the loan portfolio of PSB by loan category and amount at June 30, 2006, compared to December 31, 2005, respectively. Loans increased to $402.4 million at June 30, 2006 from $369.5 million at December 31, 2005, an increase of $33.0 million or 8.90%. Management has targeted the loan portfolio as a key to the Bank’s continuing growth. Specifically, the Bank has shifted its lending focus to higher yielding commercial and construction loans made to small and medium sized businesses in its market area. A significant increase in the volume of commercial loans during the first six months of 2006 underscores that focus as the commercial portfolio increased to $192.3 million at June 30, 2006, from $171.6 million at December 31, 2005, an increase of $20.7 million or 12.06%.
     The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At June 30,		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent	Variance	% Change
Commercial loans	$192,276	47.78%	$171,555	46.43%	$20,721	12.08%
Construction loans	51,202	12.72%	48,309	13.08%	2,893	5.99%
Mortgage loans(1)	81,345	20.21%	79,856	21.61%	1,489	1.86%
Consumer loans	77,598	19.29%	69,736	18.88%	7,862	11.27%

Total loans	$402,421	100.00%	$369,456	100.00%	$32,965	8.92%

	At June 30,		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent	Variance	% Change
Unearned fees and discounts	$853		$378
Allowance for loan losses	(3,537)		(3,300)

Net Loans	$399,737		$366,534

(1)	Does not include loans held for sale.
     The following table summarizes the loan portfolio of PSB by loan interest rate type and amount at June 30, 2006, and December 31, 2005.

	At June 30		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Fixed rates	$307,398	76.39%	$285,884	77.38%
Adjustable rate	95,023	23.61%	83,572	22.62%

Total loans	$402,421	100.00%	$369,456	100.00%

Asset Quality
Non-Performing Assets
     PSB’s non-performing assets decreased $630,000 or 16.67%, to $3.0 million at June 30, 2006, from $3.6 million at December 31, 2005. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.
     The following table sets forth non-performing assets as of June 30, 2006, and December 31, 2005:

	At June	At December 31,
	2006	2005
	(Dollars in thousands)
Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	1,880	2,510

Total nonperforming loans	1,880	2,510
Real estate owned (REO)	1,109	1,109

Total nonperforming assets	$2,989	$3,619

Nonperforming loans to total loans	0.47%	0.68%
Nonperforming assets to total assets	0.53%	0.65%
Allowance for loan losses to total loans	0.88%	0.89%
Allowance for loan losses to nonperforming loans	188.14%	131.47%
Allowance for loan losses to nonperforming assets	118.33%	91.19%
Net charge-offs as a percentage of total loans	0.02%	0.11%
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
     B. On May 9, 2006, PSB announced the settlement of outstanding litigation concerning the validity of options to acquire 1,199,800 shares of PSB Bancorp, Inc. common stock. In exchange for a payment to the plaintiffs of $9.65 million, plaintiffs have terminated and waived, or stipulated to dismissal with prejudice, all related claims against PSB Bancorp. This payment resulted in a one time after-tax earnings charge of $6.4 million and a corresponding reduction in capital recorded in the first quarter of 2006.
     After the foregoing payments, both PSB and First Penn Bank are well-capitalized under FDIC guidelines. The plaintiffs, PSB and its directors have executed mutual releases and covenants not to sue.
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
A court decision in favor of the purported option-holders could have an effect on our stock price
     As previously disclosed in Part I, Item 1A, Risk Factors in PSB’s annual report on Form 10-K for the year ended December 31, 2005, PSB was a party to litigation regarding the validity of certain options. In the second quarter of 2006, management decided to settle the litigation for a cash payment of $9.65 million (the “Options Settlement”). Management concluded that this course of action was in the best interest of the shareholders. In accordance with the terms of the Options Settlement, plaintiffs terminated and waived or stipulated to dismissal with prejudice, all related claims against PSB. The plaintiffs, PSB, and its directors have executed mutual releases and covenants not to sue. The net of tax charge to earnings of $6.4 million was recorded in the first quarter and is included in the financial statements as of and for the six months ended June 30, 2006.
          On June 20, 2006, PSB purchased the rights to 342,800 contested options to acquire the PSB’s common stock in a secured creditor sale from “The Bank”, a New Jersey financial institution. The contested options were purportedly originally issued to Hal Shaffer, a former employee/director of a predecessor institution, and are the subject of on-going litigation regarding the validity of such options by the PSB’s. This non-recurring increase in other expense had the effect of reducing earnings by $792,000 net of a tax benefit of $408,000.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding PSB’s repurchases of its common stock during the quarter ended June 30, 2006.

			Total	Maximum
			Number of	Number (or
			Shares (or Units)	Approximate Dollar
	Total	Average	Purchased	Value) of Shares (or
	Number of	Price Paid	as Part of Publicly	Units) that May Yet
	Shares (or Units)	per Share	Announced Plans	Be Purchased Under
Period	Purchased	(or Unit)	or Programs	the Plans or Programs
April 1 to June 30, 2006	5,031	$12.00	N/A	N/A

Total	5,031	$12.00

(1)	During the second quarter of 2006, PSB repurchased 5,031 of ESOP shares from three former employees of the bank
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
August 14, 2006

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.