Form 10-Q
period 2006-09-30
PSB BANCORP INC
filed 2006-11-14
CIK 1047537

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,142,526 shares of Common Stock, at no par value, outstanding on November 14, 2006.

PSB BANCORP, INC.
FORM 10-Q
FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PSB BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF FINANCIAL CONDITION
(In thousands except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,721	$6,454
Interest-earning deposits with banks	11,128	29,762
Federal funds sold	1,544	1,581

Total cash and cash equivalents	18,393	37,797

Loans held-for-sale	2,343	3,280
Investment securities available-for-sale, at fair value	91,976	123,994
Investment securities held to maturity (fair value $1,080 and $1,544)	1,095	1,325
Federal Home Loan Bank stock – at cost	1,497	1,061
Federal Reserve Bank stock – at cost	1,241	1,216

Loans	422,190	369,834
Less allowance for possible loan losses	(3,603)	(3,300)

Net loans	418,587	366,534

Accrued interest receivable	2,903	2,908
Premises and equipment, net	1,911	2,416
Bank-owned life insurance	13,588	13,181
Other assets	10,591	6,970

Total assets	$564,125	$560,682

Liabilities
Deposits
Non-interest bearing	40,092	40,695
Interest bearing	465,089	460,416

Total deposits	505,181	501,111

FHLB Borrowings	5,000	—
Securities sold under agreements to repurchase	1,144	1,127
Advances from borrowers for taxes and insurance	1,761	2,460
Other liabilities	3,150	2,763

Total liabilities	516,236	507,461

Shareholders’ equity
Common stock authorized, 15,000,000 shares no par value, 5,142,526 and 5,140,685 shares issued and outstanding on September 30, 2006 and December 31, 2005, respectively	46,811	46,292
Retained earnings	3,898	10,124
Accumulated other comprehensive loss	(1,338)	(1,672)
Employee stock ownership plan	(1,017)	(1,093)
Treasury stock, at cost, 81,001 and 78,252 shares at September 30, 2006, and December 31, 2005, respectively	(465)	(430)

Total shareholders’ equity	47,889	53,221

Total liabilities and shareholders’ equity	$564,125	$560,682

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended
	September 30,
	2006	2005
	(Unaudited)
Interest income
Loans, including fees	$7,841	$6,270
Investment securities	1,027	1,054
Deposits with banks	101	520

Total interest income	8,969	7,844

Interest expense
Interest on deposits	4,167	3,317
Interest on borrowings	39	6

Total interest expense	4,206	3,323

Net interest income	4,763	4,521

Provision for loan losses	135	45

Net interest income after provision for loan losses	4,628	4,476

Non-interest operating income	513	573

Non-interest expenses:

Salaries and employee benefits	2,608	2,735
Occupancy and equipment	624	673
Other operating	1,515	1,790

Total non-interest expenses	4,747	5,198

Income(loss) before income tax (expense) benefit	394	(149)

Income tax (expense) benefit	(180)	29

Net income (loss)	$214	$(120)

Earnings (loss) per share:
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)
The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine months ended
	September 30,
	2006	2005
	(Unaudited)
Interest income
Loans, including fees	$21,945	$18,541
Investment securities	3,396	2,734
Deposits with banks	355	1,176

Total interest income	25,696	22,451

Interest expense
Interest on deposits	11,457	8,506
Interest on borrowings	55	18

Total interest expense	11,512	8,524

Net interest income	14,184	13,927

Provision for loan losses	405	270

Net interest income after provision for loan losses	13,779	13,657

Non-interest operating income	1,662	2,097

Non-interest expenses:

Salaries and employee benefits	7,772	7,759
Occupancy and equipment	1,847	1,946
Legal settlement expense	10,850	—
Other operating	4,274	5,067

Total non-interest expenses	24,743	14,772

(Loss) income before income (taxes) benefit	(9,302)	982

Income tax benefit (expense)	3,078	(328)

Net (loss) income	$(6,224)	$654

Earnings (loss) per share:
Basic	$(1.26)	$0.14
Diluted	$(1.26)	$0.11
The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Nine months Ended
	September 30,
	2006	2005
	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Net income (loss)	$(6,224)	$654
Adjustments used in operating activities:
Provision for loan losses	405	270
Depreciation and amortization	668	754
Amortization of discounts and accretion of premiums on investment securities	87	197
Restricted stock expense	300	264
ESOP expense	219	293
Loss (gain) on sale of real estate	(47)	43
Gain on sale of securities	—	(440)
Proceeds from sale of loans held-for-sale	14,598	28,555
Originations of loans held-for-sale	(13,661)	(26,079)
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	5	(432)
Decrease in other assets	402	155
Increase in other liabilities	388	984

Total adjustments	3,364	4,564

Net cash ( used in) provided by operating activities	(2,860)	5,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities, available-for-sale	—	(45,645)
Proceeds from sales of investment securities	—	2,168
Proceeds from maturities and calls of investment securities	32,967	9,054
(Purchase) redemption of Federal Home Loan Bank and Federal Reserve Bank stock	(441)	128
Net increase in loans	(52,303)	(4,995)
Proceeds from sale of real estate owned	—	165
Purchase of premises and equipment	(163)	(892)

Net cash used in investing activities	(19,940)	(40,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,070	29,632
Increase in securities sold under agreements to repurchase	17	18
Change in treasury stock	(35)	—
Exercise of stock options	43	413
Decrease in advances for borrowers’ taxes and insurance	(699)	(1,113)

Net cash provided by financing activities	3,396	28,950

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,404)	(5,849)

Cash and cash equivalents, beginning of period	37,797	54,650

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,393	$48,801

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
Net income (loss)	$214	$(120)	$(6,224)	$654

Other comprehensive income (loss), net of tax:

Accumulated comprehensive gain (loss), investments available for sale	616	(247)	334	(671)

Comprehensive income (loss )	$830	$(367)	$(5,890)	$(17)

The accompanying notes are an integral part of these financial statements

PSB BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
The computation of dilutive earnings per share for the three and nine month periods ended September 30, 2005, presented in the tables below includes 895,240 shares of the 1,371,200 options which were issued in connection with the 1999 First Bank of Philadelphia acquisition and were originally deemed invalid by management.
Legal claims associated with options to purchase the 895,240 shares previously included in the dilutive earnings per share calculation were settled on May 9, 2006. Therefore, the computation of dilutive earnings per share for the three and nine month periods ended September 30, 2006, does not include any additional shares related to those proceedings.

	Nine months ended September 30, 2006
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Loss available to common stockholders	$(6,224)	4,932	$(1.26)

Effect of dilutive stock options	—	N/A	—

Diluted earnings per share
Loss available to common stockholders plus effect of dilutive securities	$(6,224)	4,932	$(1.26)

All options were dilutive at September 30, 2006

	Three months ended September 30, 2006
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$214	4,936	$0.04

Effect of dilutive stock options	—	183	—

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$214	5,119	$0.04

All options were dilutive at September 30, 2006

	Nine months ended September 30, 2005
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Income available to common stockholders	$654	4,734	$0.14

Effect of dilutive stock options	—	968	(0.03)

Diluted earnings per share
Income available to common stockholders plus effect of dilutive securities	$654	5,702	$0.11

All options were dilutive at September 30, 2005.

	Three months ended September 30, 2005
		Weighted
	Income	average shares	Per share
	(numerator)	(denominator)	amount
	(In thousands, except per share data)
Basic earnings per share

Loss available to common stockholders	$(120)	4,730	$(0.03)

Effect of dilutive stock options	—	N/A	—

Diluted earnings per share
Loss available to common stockholders plus effect of dilutive securities	$(120)	4,730	$(0.03)

All options were dilutive at September 30, 2005.

3. New Accounting Pronouncements
NEW ACCOUNTING PRONOUNCEMENTS
In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on PSB’s consolidated financial statements.
In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by PSB to determine the impact on PSB’s consolidated financial statements.
In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. PSB is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.
In September 2006, FASB Issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. PSB is currently evaluating the impact the adoption of SFAS No. 158 will have on its consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of PSB’s financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected. PSB is currently evaluating the impact the adoption of SAB No. 108 will have on its consolidated financial statements. Because PSB is not aware of any material misstatement, it does not believe that the adoption of SAB 108 will have a material effect on the financial statements.
4. Stock Based Compensation
     PSB adopted SFAS No. 123(R), “Share-Based Payments” on January 1, 2006 using a modified method of prospective application. Under SFAS No.123(R), all forms of shared-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. SFAS No.123(R) eliminates the ability to account for share-based compensation transactions using APB Options No.25. All options were fully vested as of December 31, 2005. PSB granted no options during the nine month period of 2006. Because all of PSB’s stock options are fully vested, there was no impact on income from continuing operations, income before taxes, net income or basic and diluted earnings per share from adopting SFAS No.123(R). Results for 2005 have not been restated. At September 30, 2006, there were 9,019 options exercised and PSB had 909,291 fully vested options outstanding with a weighted average exercise price of $9.47 and an aggregate intrinsic value of approximately $5,883,000. There were no grants or forfeitures during the nine months ended September 30, 2006.
     Prior to the adoption of Statement 123(R), PSB presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. However, during third quarter 2006, all options were incentive stock options; therefore no excess tax benefit was classified as a financing cash flow.
     Pro forma net income (loss) and earnings (loss) per share assumes the fair value based method had been applied to all awards for the three and nine month periods ended September 30, 2005, and is no different than the net income (loss) and earnings (loss) per share disclosed herein. This equivalence exists because there were no options that vested, and during the three and nine months ended September 30, 2006.
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
In the first quarter of 2004, PSB adopted FASB interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”). In applying FIN 46 (R), it was determined that PSB, as the largest shareholder and virtually Iron Bridge’s only financial resource, would absorb a majority of Iron Bridge’s expected losses. Therefore, it was PSB’s conclusion that in accordance with FIN 46(R), Iron Bridge is a variable interest entity and thus PSB was required to consolidate the financial results of Iron Bridge.

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
6. Legal Settlement
          As previously disclosed in the PSB Bancorp Inc.’s 2005 Form 10-K within Part I, Item 1A, Risk Factors; PSB was a party to litigation regarding the validity of certain options. As with any protracted legal matter, management weighed the cost of this litigation versus settlement. In the first quarter of 2006, management came to a final decision that a settlement was the appropriate course of action. Moreover, management concluded that the cash settlement alternative was the most prudent decision and would provide the most economically beneficial results to shareholders. In exchange for a payment to the plaintiffs of $9.65 million, plaintiffs have terminated and waived, or stipulated to dismissal with prejudice, all related claims against PSB Bancorp. The plaintiffs, PSB and its directors have executed mutual releases and covenants not to sue. The net of tax charge to earnings of $6.4 million was recorded in the first quarter and is included in these financial statements as of and for nine months ended September 30, 2006.
7. Merger agreement
          On August 30, 2006, PSB Bancorp, Inc., the holding company for First Penn Bank, announced the execution of a definitive agreement (the Agreement) with Conestoga Bancorp, Inc. for the sale of PSB Bancorp to Conestoga Bancorp for cash consideration of $17.00 per share. The price per share payable by Conestoga is subject to a potential downward adjustment if certain assets are not sold by PSB prior to closing. If PSB elects not to sell the assets or part of them under this contractual provision the adjustment could range from zero if all assets are sold to a maximum of $0.66 per share. The final share price will be between $16.34 and $17.00 depending on the final disposition of such assets.
In connection with the execution of the agreement, directors of PSB, which hold 16.3% of the outstanding common stock, agreed to vote their shares in favor of the transaction.
At $17.00 per share, the price represents a 53.6% premium respectively to the current market price at the date of the announcement.
Conestoga, headquartered in Chester County, Pennsylvania, is a newly formed, private bank holding company that owns all the capital stock of newly formed Conestoga Bank, which opened its doors on July 28, 2006.
The Agreement is subject to regulatory approval and the approval of PSB Bancorp’s shareholders. The parties expect that the transaction will be completed in the first quarter of 2007.
8. Reclassifications
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
Allowance for Loan Losses
          PSB uses the allowance method of accounting for loan losses. The balance in the allowance for loan losses is determined based on management’s review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management’s assumptions as to future delinquencies, recoveries, and losses. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.
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
Performance Overview
          PSB’s net income for the third quarter of 2006 was $214,000 or $0.04 on a basic and diluted per share basis. This compares to a net loss of $(120,000) or $(0.03) on a basic and diluted per share basis for the same quarter of 2005. The results for the third quarter of 2006 were adversely affected by a significant increase in interest expense.
          For the three months ended September 30, 2006, the Bank’s net interest margin increased 21 basis points to 3.57% from 3.36% for the same period in 2005.
          The Bank’s net interest margin decreased by 2 basis points from 3.59% for the nine months ended September 30, 2005, to 3.57% for the same period in 2006.

Net Income (Loss)
          PSB’s net loss for the nine month period that ended September 30, 2006, was $(6.2) million or $(1.26) on a basic and diluted per share basis compared to net income of $654,000 or $0.14 and $0.11 on a basic and diluted per share basis for the nine month period that ended September 30, 2005. The significant decrease in earnings is attributable to a settlement related to outstanding litigation as reported in PSB’s Form 8-K filed with the SEC on May 9, 2006 (the “Option Settlement”) and the expense attributable to the purchase of the rights related to certain contested options as reported in PSB’s form 8K filed on June 23, 2006.
          Over the nine month period ending September 30, 2006, the Bank continued to experience a decreasing net interest margin, due to the rapid and continuing increase in the cost of funds related to the continued increase in the market rates. The Bank continues to increase its origination of commercial real estate loans, commercial business loans, and construction loans. The commercial real estate and construction loan departments are aggressively pursuing a marketing effort to increase their share of these market segments while maintaining an acceptable level of credit risk. Management also continues to pursue lending strategies to increase consumer home equity, and home equity lines of credit balances.
Net Interest Income and Average Balances
          Net interest income is a key component of PSB’s profitability and is managed in coordination with PSB’s interest rate sensitivity position. Net interest income for the third quarter of 2006 increased 6.67% from $4.5 million in the third quarter of 2005, to $4.8 million for the third quarter of 2006. Net interest income for the nine month period ended 2006 increased 2.15% from $13.9 million in the third quarter of 2005, to $14.2 million for the third quarter of 2006.
          Overall, average total interest-earning assets provided a yield of 6.72% for the three months ended September 30, 2006, compared to 5.78% for the same period in 2005. Average total loans were $418.0 million for the three months ended September 30, 2006, and provided a yield of 7.50% for the period, compared to average total loans of $359.4 million for the three months ended September 30, 2005, which provided a yield of 6.98% for the period.
          Overall, average total interest-earning assets provided a yield of 6.46% for the nine months ended September 30, 2006, compared to 5.78% for the same period in 2005. Average total loans were $398.0 million for the nine months ended September 30, 2006, and provided a yield of 7.35% for the period, compared to average total loans of $357.3 million for the nine months ended September 30, 2005, which provided a yield of 6.92%.
          Average total interest-bearing liabilities decreased from $477.4 million to $470.5 million or 1.44% for the three months ended September 30, 2006, compared to the three-month period ended September 30, 2005. The average rate on total interest-bearing liabilities increased 78 basis points from 2.78% for the three months ended September 30, 2005 to 3.56% for the three months ended September 30, 2006. The decrease in interest-bearing liabilities resulted from decreases in virtually all interest bearing liability categories.
          Average total interest-bearing liabilities increased from $456.3 million to $467.8 million or 2.52% for the nine months ended September 30, 2006, compared to the nine month period ended September 30, 2005. The average rate on total interest-bearing liabilities increased 79 basis points from 2.49% for the nine months ended September 30, 2005 to 3.28% for the nine months ended September 30, 2006. The increase in interest-bearing liabilities resulted from a significant increase in certificates of deposit. The increase in the overall rate paid on interest-bearing liabilities was due to PSB’s decision to increase deposits by offering more competitive interest rates on its certificates of deposit.
          The increased loan volume and higher rates resulted in a 21 basis point increase in the net interest margin for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005. The increased funding costs resulting from higher rates resulted in a 32 basis point compression of our net interest margin for the period ended September 30, 2006, compared to the nine month period ended September 30, 2005.

Provision for Loan Losses
          The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. PSB determines the level of the allowance for loan losses through a regular review of the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses is based upon an examination of the portfolio as well as such factors as declining trends, the volume of loan concentrations, adverse situations that may affect the borrower’s ability to pay, prior loss experience within the portfolio, current economic conditions and the results of the most recent regulatory examinations. PSB made a provision of $135,000 for loan losses during the three months ended September 30, 2006, and a $45,000 provision for the three months ended September 30, 2005. Additionally, PSB had charge-offs against the allowance for loan losses of $76,000 and $268,000 and recoveries of $7,000 and $28,903 during the three month periods ended September 30, 2006, and 2005, respectively.
          PSB made a provision of $405,000 for loan losses during the nine months ended September 30, 2006, and $270,000 provision for the nine months ended September 30, 2005. Additionally, PSB had charge-offs against the allowance for loan losses of $156,000 and $324,000 and recoveries of $53,000 and $304,000 during the nine month periods ended September 30, 2006 and 2005, respectively.
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

Three months Ended September 30,
2006	2005
Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$9,477	$92	3.88%	$67,897	$520	3.06%
Investment securities	80,361	760	3.78	81,843	719	3.51
Mortgage-backed securities	25,901	276	4.26	34,002	335	3.94
Loans	418,046	7,841	7.50	359,350	6,270	6.98

Total interest-earning assets	533,785	$8,969	6.72%	543,092	$7,844	5.78%

Noninterest-earning assets	25,612	23,313

Total assets	$559,397	$566,405

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$24,601	$41	0.67%	$24,573	$34	0.55%
Money market accounts	46,735	303	2.59	47,805	179	1.50
Savings deposits	66,766	180	1.08	78,569	247	1.26
Certificates	332,381	3,643	4.38	325,328	2,857	3.51

Total deposits	470,483	4,167	1.77	476,275	3,317	1.39
Borrowed money	2,359	39	6.67	1,122	6	2.14

Total interest-bearing liabilities	472,842	$4,206	3.56%	477,397	$3,323	2.78%

Non-interest-bearing liabilities	39,132	36,045

Total liabilities	511,974	513,442
Shareholders’ equity	47,423	52,963

Total liabilities and shareholders’ equity	$559,397	$566,405

Net interest income	$4,763	$4,521

Interest rate spread	3.16%	3.02%
Net yield on interest-earning assets	3.57%	3.36%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.14	x

Nine months Ended September 30,
2006	2005
Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
ASSETS
Interest-earning assets:
Interest-earning deposits	$14,401	$346	3.20%	$59,435	$1,176	2.64%
Investment securities	89,986	2,545	3.77	67,268	1,690	3.35
Mortgage-backed securities	27,687	860	4.14	34,319	1,044	4.06
Loans	397,953	21,945	7.35	357,278	18,541	6.92

Total interest-earning assets	530,027	$25,696	6.46%	518,300	$22,451	5.78%

Noninterest-earning assets	27,673	29,580

Total assets	$557,700	$547,880

LIABILITIES
Interest-bearing liabilities:
Now checking accounts	$24,652	$95	0.51%	$25,257	$100	0.53%
Money market accounts	49,291	919	2.49	48,320	534	1.47
Savings deposits	70,310	661	1.25	82,797	737	1.19
Certificates	322,043	9,782	4.05	298,786	7,135	3.18

Total deposits	466,296	11,457	3.28	455,160	8,506	2.49
Borrowed money	1,542	55	4.76	1,118	18	2.15

Total interest-bearing liabilities	467,838	$11,512	3.28%	456,278	$8,524	2.49%

Non-interest-bearing liabilities	42,406	39,987

Total liabilities	510,244	495,265
Shareholders’ equity	47,456	52,615

Total liabilities and shareholders’ equity	$557,700	$547,880

Net interest income	$14,184	$13,927

Interest rate spread	3.18%	3.29%
Net yield on interest-earning assets	3.57%	3.59%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.14	x

Non-interest Income
     Non-interest income consists of service charges, rental income, other income, and gain on the sale of loans and securities. Non-interest income for the nine month period ended September 30, 2006, decreased $453,000 or 21.60% compared to the same period in 2005. The significant decrease in non-interest income in the nine months ended September 30, 2006, was primarily attributable to the one time gain on the sale of investment securities held by PSA Service Corp. occurring during the nine month period ending September 30, 2005, which resulted in a higher than normal amount of non-interest income for that period. PSB’s non-interest income for the third quarter of 2006, decreased by $60,000 or 10.47% from $573,000 to $513,000 at September 30, 2006.
     The following table provides a summary of non-interest income, for the nine months ended September 30, 2006, and 2005:

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
Service fees on deposit accounts	$1,021	$979
Loss on sale of real estate owned	(47)	(43)
Banked owned life insurance	397	357
Gain on sale of investment securities	19	440
Other	272	364

Total	$1,662	$2,097

Non-interest Expense
     Non-interest expense for the Bank increased $10.0 million or 67.50%, to $24.7 million for the nine months ended September 30, 2006, from $14.8 million for the same period in the prior year. The increase in non-interest expense that affected earnings in the nine month period ended September 30, 2006, is attributable to the expense related to the settlement of litigation related to options previously voided by PSB, and the purchase of rights related to additional option litigation. On May 9, 2006, PSB made settlement of outstanding litigation concerning the validity of options to acquire 1,199,800 shares of PSB common stock, in exchange for a payment to the plaintiffs of $9.65 million. This payment resulted in a one time after-tax earnings charge of $6.4 million and was recorded as an expense during the first quarter of 2006. On September 20, 2006, PSB purchased all rights, if any, to 342,800 contested options to acquire PSB’s common stock in a secured creditor sale from “The Bank”, a New Jersey financial institution. The contested options were purportedly originally issued to Hal Shaffer, a former employee/director of a predecessor institution, and were the subject of on-going litigation regarding the validity of such options by PSB. This non-recurring increase in other expense had the effect of reducing earnings by $792,000 after considering a tax benefit of $408,000. The gross charge of $ 1.2 million is included in other operating expense in the table below.
     The following table provides a summary of non-interest expense, by category of expense, for the nine months ended September 30, 2006, and 2005:

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
Salaries and employment benefits	$7,772	$7,759
Rent and occupancy expense	1,847	1,946
Professional fees	985	1,264
FDIC insurance expense	89	90
General insurance	222	232
Advertising	224	214
Data processing fees	550	297
Director fees	185	177
Legal settlement expense	10,850	—
Other operating expense	2,019	2,793

Total	$24,743	$14,772

Provision for Income Taxes
          The income tax benefit and (provision) for the nine month periods ended September 30, 2006 and 2005 totaled $3.1 million and $(328,000), respectively.
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
          PSB’s asset/liability management committee monitors the level of short-term assets and liabilities to maintain an appropriate balance between liquidity, risk, and return. Liquidity is derived from various sources which include increases in core deposits, sales of certificates of deposits, the amortization, and prepayment of loans and mortgage-backed securities, and maturities of investment securities and other short-term investments. The liquidity position of PSB is also strengthened by a $220.3 million credit facility with the Federal Home Loan Bank (“FHLB”). Advances are secured by FHLB stock and qualifying mortgage loans. PSB had $5.0 million of outstanding borrowings from the FHLB as of September 30, 2006.
          Maximizing cash flow over time is crucial to the maintenance of adequate liquidity. PSB’s total cash flow is a product of its operating activities, investing activities and financing activities. During the nine months ended September 30, 2006, net cash used in operating activities was $2.9 million, compared to net cash provided by operating activities of $5.2 million for the same period of 2005. During the nine months ended September 30, 2006, net cash used in investing activities was $19.9 million, compared to net cash used in investing activities of $40.0 million for the same period of 2005. Financing activities provided net cash of $3.4 million during the nine months ended September 30, 2006, compared to $29.0 million in net cash provided by financing activities for the same period of 2005. The net result of these items was a $19.4 million decrease in cash and cash equivalents for the nine months ended September 30, 2006, compared to a $5.8 million decrease in cash and cash equivalents for the same period of 2005.
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

Capital Adequacy
          PSB is required to maintain minimum ratios of Tier I and total capital to total “risk weighted” assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At September 30, 2006, PSB was required to have a minimum Tier I and total capital ratios of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%. PSB’s actual Tier I and total capital ratios at September 30, 2006, were 11.37% and 12.22%, respectively, and PSB’s Tier I leverage ratio was 8.57%. These ratios exceed the requirements for classification as a “well capitalized” institution, the industry’s highest capital category.
          On September 30, 2006, PSB was in compliance with regulatory capital requirements as shown in the following table:

	Well
	Capitalized	At September 30, 2006		At December 31, 2005
	Ratios	PSB	Bank	PSB	Bank
	(Dollars in thousands)
Tier I Capital		$47,798	$41,487	$53,437	$41,885
Tier II Capital		3,603	3,603	3,300	3,300

Total Qualifying Capital		$51,401	$45,090	$56,737	$45,185

Risk Adjusted Total Assets		$420,459	$414,778	$381,254	$377,761

Tier I Risk Based Capital Ratio	6.00%	11.37%	10.00%	14.02%	11.09%
Total Risk Based Capital Ratio	10.00%	12.22%	10.87%	14.88%	11.96%
Leverage Ratio	5.00%	8.57%	7.46%	9.53%	7.50%

Average Assets		$558,012	$556,316	$560,650	$558,167
FINANCIAL CONDITION
General
          PSB’s total assets increased $3.4 million from $560.7 at December 31, 2005, to $564.1 million, as of September 30, 2006. Net loans outstanding increased by $52.1 million, or 14.20%, At September 30, 2006, PSB’s net loan portfolio totaled $418.6 million compared to $366.5 million at December 31, 2005, and cash and cash equivalents decreased by 52.57% to $18.4 million during the first nine months of 2006, primarily as a result of increased loan volume during 2006. Total deposits equaled $505.2 million, an increase of $4.1 million or 1.0%, during the first nine months of 2006. The increase in deposits was primarily as a result of increases in certificates of deposit.
          The following tables summarize the loan portfolio of PSB by loan category and amount at September 30, 2006, compared to December 31, 2005, respectively. Loans increased to $422.2 million at September 30, 2006, from $369.8 million at December 31, 2005, an increase of $52.4 million or 14.16%. Management has targeted the loan portfolio as a key to the Bank’s continuing growth. Specifically, the Bank has shifted its lending focus to higher yielding commercial and construction loans made to small and medium sized businesses in its market area. A significant increase in the volume of commercial loans during the first nine months of 2006 underscores that focus as the commercial portfolio increased to $204.6 million at September 30, 2006, from $171.6 million at December 31, 2005, an increase of $32.4 million or 19.23%.
          The loan categories correspond to PSB’s general classifications (Dollars in thousands):

	At September 30,		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent	Variance	% Change
Commercial loans	$204,567	48.58%	$171,555	46.43%	$33,012	19.24%
Construction loans	56,237	13.36%	48,309	13.08%	7,928	16.41%
Mortgage loans(1)	75,830	18.01%	79,856	21.61%	(4,026)	(5.04)%
Consumer loans	84,445	20.05%	69,736	18.88%	14,709	21.09%

Total loans	$421,079	100.00%	$369,456	100.00%	$51,623	13.97%

Unearned fees and discounts	$1,111		$378
Allowance for loan losses	(3,603)		(3,300)

Net Loans	$418,587		$366,534

(1)	Does not include loans held for sale.

     The following table summarizes the loan portfolio of PSB by loan interest rate type and amount at September 30, 2006, and December 31, 2005.

	At September 30		At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Fixed rates	$314,598	74.71%	$285,884	77.38%
Adjustable rate	106,481	25.29%	83,572	22.62%

Total loans	$421,079	100.00%	$369,456	100.00%

Asset Quality
Non-Performing Assets
     PSB’s non-performing assets increased $538,000 or 16.67%, to $4.2 million at September 30, 2006, from $3.6 million at December 31, 2005. As a matter of policy, the accrual of loan interest is discontinued if management believes that, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that collection of interest becomes doubtful. This is normally done when a loan reaches 90 days delinquent. At this time, all accrued but unpaid interest is reversed. There are occasional exceptions if the loans are in the process of collection and the loan is fully secured.
     The following table sets forth non-performing assets as of September 30, 2006, and December 31, 2005:

	At September 30,	At December 31,
	2006	2005
	(Dollars in thousands)
Loans past due 90 days or more as to interest or principal and accruing interest	$—	$—
Nonaccrual loans	3,048	2,510

Total nonperforming loans	3,048	2,510
Real estate owned (REO)	1,109	1,109

Total nonperforming assets	$4,157	$3,619

Nonperforming loans to total loans	0.72%	0.68%
Nonperforming assets to total assets	0.74%	0.65%
Allowance for loan losses to total loans	0.85%	0.89%
Allowance for loan losses to nonperforming loans	118.21%	131.47%
Allowance for loan losses to nonperforming assets	86.67%	91.19%
Net charge-offs as a percentage of total loans	0.04%	0.11%
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     PSB is involved in on going litigation with respect to the ownership and validity of 342,800 options purportedly issued to Hal Shaffer a former employee director of the predecessor institution. PSB continues to vigorously defend this claim. There are no additional claims and lawsuits involving PSB other than the usual ordinary course of business claims to enforce liens, foreclosure proceedings on properties in which PSB holds security interests, claims involving the making and servicing of real property loans, and other issues incident to PSB’s business.
     There are no additional material developments to report regarding the above action at the time of the filing of this quarterly report on Form 10-Q. Additional information related to these action is contained in PSB’s previously filed reports on Forms 10-K, 10-Q and 8-K.
Item 1A . Risk Factors.
The risk factor related to a court decision in favor of the purported option-holders previously disclosed in response to Item 1A to Part 1 of PSB’s Form 10-K for the year ended December 31, 2005 is no longer applicable:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding PSB’s repurchases of its common stock during the quarter ended September 30, 2006.

			Total	Maximum
			Number of	Number (or
			Shares (or Units)	Approximate Dollar
	Total	Average	Purchased	Value) of Shares (or
	Number of	Price Paid	as Part of Publicly	Units) that May Yet
	Shares (or Units)	per Share	Announced Plans	Be Purchased Under
Period	Purchased	(or Unit)	or Programs	the Plans or Programs
April 1 to September 30, 2006	5,031	$12.00	N/A	N/A

Total	5,031	$11.50

(1)	During the second quarter of 2006 PSB repurchased 5,031 of ESOP shares from three former employees of the bank
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
November 14, 2006

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Anthony DiSandro pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Carrozza pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.